Form 10-K
period 2013-12-31
Mirati Therapeutics, Inc.
filed 2014-03-17
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 1-15803
________________________________________________
Mirati Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2693615
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9363 Towne Centre Drive Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (858) 332-3410
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)
________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Toronto Stock Exchange) was $15.4 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  Effective July 15, 2013 the Company’s common stock began trading on the NASDAQ Capital Market and was subsequently de-listed from the Toronto Stock Exchange on July 26, 2013.
As of March 12, 2014, the registrant had 13,475,067 shares of common stock outstanding.

________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be held on May 21, 2014 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

BUSINESS
Overview
We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. On May 8, 2013, we entered into a plan of arrangement, or the Arrangement, with MethylGene Canada, Inc., or Methylgene Canada. Subject to the terms and conditions of the Arrangement, the security holders of MethylGene Canada received one share of our common stock in exchange for every 50 shares of MethylGene Canada pursuant to a court-approved plan of arrangement under the Canada Business Corporations Act. In addition, all outstanding options and warrants to purchase common shares of MethylGene Canada became exercisable on a 50-for-1 basis for shares of our common stock, and a proportionate increase was made to the exercise price or conversion price, as applicable. Upon consummation of the Arrangement on June 28, 2013, MethylGene Canada became our wholly-owned subsidiary.
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific subsets of cancer patients with unmet needs. Our pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, multi-targeted kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer, or NSCLC, squamous cell carcinoma of the head and neck, or HNSCC, and other solid tumors. MGCD265 is in Phase 1/2 clinical development and MGCD516 is in advanced preclinical development, with Phase 1 clinical development anticipated to begin in the first half of 2014. Mocetinostat is an orally-bioavailable, spectrum-selective histone deacetylase, or HDAC, inhibitor for the first line treatment of patients with myelodysplastic syndromes, or MDS. We are planning to initiate a Phase 3 clinical trial of mocetinostat by the end of 2014. In addition, we will initiate two clinical studies with single agent mocetinostat in patients, with lymphoma or solid tumors, whose tumors have a genetic alteration that has been shown to increase the sensitivity of their tumor cells to mocetinostat in preclinical models.
We believe that an increased understanding of the genomic factors that drive tumor cell growth can lead to the development of cancer drugs with increased efficacy while reducing side effects. We are leveraging this knowledge to develop targeted cancer therapies to address unmet needs in selected cancer patient populations. Our novel kinase inhibitors target specific mutations that drive the growth of cancer, or targets implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis, and mocetinostat acts through important epigenetic mechanisms that are dysregulated in treating certain cancers. We plan to identify additional opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing promising, early-stage novel drug candidates.
Our three product candidates are as follows:

•
MGCD265 is an orally-bioavailable, potent, small molecule multi-targeted kinase inhibitor of Met, Axl and VEGFRs. MGCD265 is in development for the treatment of solid tumors, with an initial focus on NSCLC and HNSCC. We have conducted single agent and combination dose escalation trials in 252 patients, with good safety and promising early signs of clinical efficacy in patients with advanced solid tumors who have failed standard therapies. Our preclinical studies, in a variety of in vivo tumor models, have suggested that MGCD265 has relatively low toxicity and demonstrated differentiated antitumor activity compared with some of the leading approved kinase inhibitors, including Nexavar, Sutent and Xalkori. We have developed new formulations of MGCD265 designed to increase plasma exposure, improve the degree of target inhibition and increase the likelihood of seeing single agent clinical activity. We selected one of the new formulations and are introducing it into ongoing dose escalation trials with the goal of identifying the maximum tolerated dose/recommended Phase 2 dose, or MTD/RP2D, in the first half of 2014. Following identification of the MTD/RP2D, we plan to initiate dose expansion cohorts in patients selected for certain genetic alterations that result in driver mutations in the Met and Axl pathways and/or biomarkers. The patient selection is expected to result in a high response rate that would allow an accelerated development pathway.

•
MGCD516 is an orally-bioavailable, potent, small molecule multi-targeted kinase inhibitor of RET, TRK, DDR and EphRs, as well as Met, Axl and VEGFRs, in development for the treatment of solid tumors. We plan to focus on solid tumors exhibiting genetic alterations or dysregulation of these key RTK targets, initially in NSCLC and HNSCC, and we plan to evaluate other tumor types where the profile of MGCD516 would suggest activity. MGCD516 is in advanced preclinical development. We plan to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, in the first half of 2014 and initiate a Phase 1 clinical trial of this product candidate with the goal of reaching projected clinically active concentrations and to initiate expansion cohorts in patients selected for certain biomarkers by the end of 2014.

•
Mocetinostat is an orally-bioavailable, spectrum-selective HDAC inhibitor for which we initiated a dose confirmation trial starting in the fourth quarter of 2013, with the goal of initiating a Phase 3 clinical trial in the second half of 2014 subject to agreement with the FDA on an SPA and data from the ongoing dose confirmation study. We have completed

13 clinical trials which enrolled approximately 440 patients with a variety of hematologic malignancies and solid tumors. We intend to seek a Special Protocol Assessment, or SPA, from the FDA prior to the initiation of our planned Phase 3 trial. This trial will evaluate mocetinostat for the first line treatment of patients with MDS in combination with Vidaza, a hypomethylating agent, or HMA. We believe that mocetinostat has the potential to be the first HDAC inhibitor to market for this indication. Pursuant to our current plans, we do not anticipate initiating Phase 3 trials with mocetinostat absent additional financing or the establishment of a collaboration for late-stage development. We are also evaluating the potential utility of mocetinostat in treating selected patients with lymphoma and certain solid tumors exhibiting genetically altered histone acetylation markers. Preclinical experiments have demonstrated significantly greater efficacy of mocetinostat when the tumors express the genetic alterations in histone acetylation. In addition, we have observed objective responses, including complete responses in patients with non-Hodgkin's lymphomas, or NHL, in our prior clinical studies.
Our Strategy
Our goal is to be a leading developer of targeted cancer therapies for selected patient populations. The key components of our strategy include:

•
Develop a pipeline of targeted cancer therapies.  We believe that an increased understanding of the genomic factors that drive tumor cell growth can lead to the development of cancer drugs with increased efficacy while reducing side effects. We are leveraging this knowledge to develop targeted cancer therapies to address unmet needs in specific cancer populations. Our current pipeline is comprised of novel kinase inhibitors that target specific mutations present only in cancer cells and one of the most advanced epigenetic therapies in development. We plan to identify additional targets by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing promising, early-stage novel drug candidates.

•
Employ efficient and flexible approaches to accelerate clinical development.  We will pursue indications and select specific patient populations in which activity of our product candidates can be assessed early in clinical development. When designing clinical trials, we structure our clinical development approach to test multiple clinical hypotheses in a single trial and design trials with the flexibility to adapt quickly and accelerate once a signal of clinical activity is observed. We believe our approach may increase the likelihood of seeing results early in clinical trials with fewer patients, reducing our clinical development risk and allowing us to potentially accelerate the development of our product pipeline.

•
Advance our two lead kinase inhibitors.  Kinase inhibitors have significantly improved the care of many cancer patients and represent a commercially successful category of targeted cancer therapies with sales of over $29.1 billion in 2011, according to BCC Research. We have two internally discovered novel kinase inhibitors in development: MGCD265 and MGCD516. These product candidates target pathways of high scientific interest, including Met, Axl, TRK, RET, DDR, EphRs and VEGFRs, and are believed to be important in the regulation of tumor growth and in the development of tumor resistance to several anti-cancer treatments. We plan to initiate a Phase 2 clinical trial for MGCD265 and a Phase 1 clinical trial for MGCD516 in 2014.

•
Advance mocetinostat, our later-stage product candidate.  HDAC inhibitors have been shown to be effective in treating hematologic malignancies, as evidenced by the approval of Istodax and Zolinza. We have completed 13 clinical trials in approximately 440 patients which have shown promising signs of activity of mocetinostat in MDS and other hematologic malignancies. We believe that the combination of the epigenetic mechanisms of mocetinostat and Vidaza may be effective in treating MDS. Subject to successful completion of our ongoing dose confirmation trial, we are planning to initiate a Phase 3 registration trial of mocetinostat by the end of 2014 under an SPA to be agreed upon with the FDA for the first line treatment of patients with MDS in combination with Vidaza. Pursuant to our current plans, we do not anticipate initiating Phase 3 trials with mocetinostat absent additional financing or the establishment of a collaboration for late-stage development.We are also evaluating the potential utility of mocetinostat in treating selected patients with lymphoma and certain solid tumors.

•
Leverage partnerships to develop our product candidates.  We plan to collaborate with third parties and partner certain rights to our product candidates as a means to accelerate their broader clinical development and maximize their therapeutic and market potential. We plan to retain certain key development and commercialization rights in our partnerships. We believe that retaining this strategic flexibility will enable us to maximize shareholder value.

Product Candidates
The following chart depicts the current state of our oncology development programs:

PRODUCT CANDIDATE	INDICATION	TARGETS	COMMERCIAL RIGHTS	STAGE OF DEVELOPMENT AND ANTICIPATED MILESTONES
MGCD265	Solid Tumors	Met, Axl, VEGFRs	Mirati: Global	Initial data from Phase 1 expansion cohorts in selected patients in second half 2014
Initiate Phase 2 Q4 2014
MGCD516	Solid Tumors	RET, TRK, DDR, EphRs, Met, Axl, VEGFRs	Mirati: Global	Planned IND submission and initiate Phase 1 1H 2014
Initiate expansion cohorts Q4 2014
Mocetinostat	MDS	HDACs 1, 2, 3, 11	Taiho: Certain Asian Territories	Initial data from dose confirmation trial in second half 2014
Initiate Phase 3 2H 2014
Mirati: All Other Territories
Our Targeted Kinase Programs
Targeted therapies selectively inhibit specific genes or pathways that are present in certain types of cancer cells and not in normal tissue. Receptor tyrosine kinases, or RTKs, are a family of kinases involved in the transmission of signals that regulate the expression of many genes, including those that control cell growth and cell division. RTKs may be inappropriately expressed in cancerous tissues resulting in uncontrolled tumor cell growth. Aberrant kinase function, caused by mutations or over-expression, underlies many cancer cell processes, making the kinome an important source for therapeutic targets in oncology. Discoveries of specific drivers of disease have led to the development of targeted therapies, or the tailoring of therapies to a particular tumor or disease profile. In some cases, these therapies have proven to be more efficacious while having fewer side effects than traditional non-targeted therapies, such as chemotherapy, which kill healthy cells along with cancer cells. Examples of successful development of oral targeted kinase inhibitors include Novartis AG's Gleevec, a BCR-ABL kinase inhibitor for the treatment of Philadelphia chromosome positive chronic myelogenous leukemia, and GlaxoSmithKline's Tykerb, a HER2 kinase inhibitor for the treatment of a subset of breast cancer patients over-expressing the HER2 kinase. Further examples of oral targeted kinase inhibitors include Pfizer's Xalkori and Bosulif and Bristol-Myers Squibb's Sprycel. We believe that therapies that target specific genetic abnormalities in subsets of cancer patients identified through diagnostic tests will result in streamlined clinical trials, stratified patient populations and improved patient outcomes and will be increasingly important in the continued evolution of the treatment of cancer.
We believe that by selecting patients whose tumors over-express specific genes, as well as patients with genetic mutations in the pathways that are critical for tumor growth and are potently inhibited by our drugs, we will increase the potential for clinical benefit. The greater clinical benefit in selected patients may increase the likelihood of seeing clinical activity earlier in development, potentially in Phase 1, which may allow us to move rapidly into registration trials. As a part of our ongoing development activities, we are using commercial diagnostic assays as well as assays developed internally for early clinical trials. We are working with external diagnostic providers to develop validated companion diagnostics for later stage clinical use and registration to ensure that the diagnostic is available for commercial use upon approval.
The clinical and commercial success of leading small molecule kinase inhibitors demonstrates the potential of new targeted treatments for cancer. BCC Research data indicates that the global kinase inhibitor market was $29.1 billion in 2011, and is expected to reach $40.2 billion by 2016. The following table lists retail sales figures for selected small molecule kinase inhibitors.

2012 Worldwide Retail Sales Figures of Selected Small Molecule Kinase Inhibitors

Brand Name	2012 Worldwide Sales(1) (in millions)
Gleevec	$4,675
Tarceva	$1,401
Sutent	$1,236
Nexavar	$1,044	(3)
Sprycel	$1,019
Tykerb	$380
Zelboraf(2)	$249
Xalkori(2)	$123

(1)	Source: Thomson Pharma.

(2)	Launched in 2011.

(3)	792 euro converted into U.S. dollars based upon a published exchange rate of 0.7585 euro per U.S. dollar at December 31, 2012.
Our kinase inhibitor programs in clinical development include MGCD265 and MGCD516, which are multi-targeted kinase inhibitors with distinct target profiles. These new molecular entities are in development for the treatment of patients with NSCLC, HNSCC, and other solid tumors. We own all global rights to MGCD265 and MGCD516.
MGCD265 — A Multi-targeted Kinase Inhibitor for Solid Tumors
Overview
MGCD265 is an orally-bioavailable, potent, small molecule multi-targeted kinase inhibitor of Met, Axl and VEGFRs. MGCD265 is in development for the treatment of solid tumors, with an initial focus on NSCLC and HNSCC. We have conducted single agent and combination dose escalation trials in 252 patients, with acceptable tolerability and signs of clinical efficacy in patients with advanced solid tumors who have failed standard therapies. Our preclinical studies, in a variety of in vivo tumor models, have suggested that MGCD265 has relatively low toxicity and demonstrated differentiated antitumor activity compared with some of the leading approved kinase inhibitors, including Nexavar, Sutent and Xalkori. We have developed new formulations of MGCD265 designed to increase plasma exposure, improve the degree of target inhibition and increase the likelihood of seeing single agent clinical activity. We selected one of the new formulations and are introducing it into ongoing dose escalation trials with the goal of identifying the MTD/RP2D in the first half of 2014. Following identification of the MTD, we plan to initiate dose expansion cohorts in patients selected for certain biomarkers.
Our development strategy for MGCD265 is based on our understanding of the compound's target inhibition profile and, accordingly, our initial focus for this program will include NSCLC and HNSCC. Met and Axl are both over expressed in NSCLC and HNSCC, providing opportunities for targeted patient selection. In addition, we may target patients with certain mutations of Met and Axl that result in oncogenic activation of these targets and may be drivers of tumor growth.
The National Cancer Institute, or NCI, estimates that in 2013, approximately 228,200 patients in the United States will be diagnosed with lung cancer and 159,500 will die due to the disease. Approximately 85% of lung cancers are NSCLCs. Both Met and Axl are over-expressed in NSCLC tumors. Based on published literature, we believe Met to be over-expressed in 40% to 50% of NSCLC tumors, and Axl in over 40%. In addition, the potentially oncogenic mutations of Met and Axl that we are targeting may exist in up to 8% of NSCLC cases. In the United States, it is estimated that there will be approximately 41,400 new cases of head and neck cancer diagnosed and 7,900 deaths in 2013. Approximately 90% of head and neck cancers are HNSCC, and Met is overexpressed in 55% to 85% of HNSCC cases.
MGCD265 Market Overview
Although many tumor types may respond to treatment with MGCD265, NSCLC, HNSCC, hepatocellular carcinoma, or HCC, renal cell carcinoma, or RCC, and gastric cancers are of particular relevance to demonstrate the clinical activity of MGCD265. The selection of these indications is based on the expression or over-expression of markers such as Axl, Met and VEGFR. Key features of these markets are shown in the table below.

Estimated Market Size of Certain Cancer Therapies

Indication	Supporting Rationale	Estimated Market Size (United States, Europe and Japan)
Lung Cancer	Over-expression of Axl, Met and VEGFR	$4.6B in 2011(1) $5.9B projected in 2021(1)
Head & Neck Cancer	Over-expression of Axl and Met	$700M in 2011(1)
Renal Cell Carcinoma	Over-expression of Axl, Met and VEGFR	$1.6B in 2011(1) $2.0B projected in 2021(1)
Liver Cancer	Over-expression of Axl, Met and VEGFR	$380M in 2009(3) $2.0B projected in 2015(2)(3)
Gastric Cancer	Over-expression of Axl, Met and VEGFR	$1.1B in 2011(1) $2.3B projected in 2021(1)

(1)	Source: Decision Resources, 2012.

(2)	Source: Global Industry Analysts Inc. 2010, Global Data 2010.

(3)	Worldwide market size.
Background
MGCD265 is a small molecule, multi-targeted kinase inhibitor that potently inhibits Axl, Met and VEGFR 1, 2 and 3. These targets have been shown to play key roles in tumor development, tumor survival, tumor escape and blood vessel formation, or angiogenesis. MGCD265 is selective for these five targets at clinically achievable dose levels and shows little to no activity against a panel of over 400 other RTKs. We believe this profile provides the following potential advantages for MGCD265:

•	therapeutic action against a novel target (Axl);

•	therapeutic action against specific mutations and genetic alterations of Met;
•high specificity reduces the risk of side effects from off-target activity;

•	an opportunity to identify patients that express specific markers allowing a predictive and tailored therapeutic strategy using companion diagnostics; and

•
an opportunity to identify patients whose tumors express genetic alterations of Met and Axl that may be drivers of tumor growth and the inhibition of which may demonstrate single agent clinical activity of MGCD265.

Axl is an RTK which has been shown to correlate with clinical-stage and lymph node status in NSCLC. Recent data has shown that Axl is involved in the mechanism of resistance to EGFR inhibitors such as Tarceva, Iressa or Cetuximab. Axl is expressed in other tumor types and may be a significant driver in RCC, ovarian, pancreatic and other tumors.
The Met receptor is a protein that is found on the cell's surface that, when not properly regulated, plays a key role in the growth, survival and metastasis of various types of cancers. The Met target has generated significant scientific and pharmaceutical interest because of its direct involvement in tumor cell survival and angiogenesis. Met expression is elevated in several major tumor types including NSCLC, gastric cancer, RCC and HCC and is associated with poor prognosis. Met activation may also be associated with resistance to EGFR inhibitors such as Tarceva, Iressa and Cetuximab and resistance to VEGFR inhibitors such as Sutent. In tumors with Met over-expression, persistent activation of EGFR-dependent signals may be sustained constituting an escape mechanism leading to EGFR-inhibitor resistance. Inhibition of Met appears to block the Met-driven escape mechanism used by tumor cells when treated with other targeted cancer therapies. Similarly, VEGFR resistance may be overcome by inhibiting Met.
MGCD265 is distinguished from many other small molecule inhibitors of Met due to its potent activity against Axl which provides an opportunity against tumors driven by Axl such as NSCLC tumors that exhibit a translocation of Axl that drives tumor growth, thereby increasing the likelihood that these tumors will respond to MGCD265. Further, Axl and Met are both over expressed in tumors that are resistant to EGFR inhibitors such as Tarceva, Iressa and Cetuximab. Inhibition of both Axl and Met pathways may be required for clinical efficacy in patients in whom EGFR inhibition is failing or for the prevention of resistance by combining MGCD265 with an EGFR inhibitor as first line treatment.

The profile of MGCD265 and our clinical development strategy is clearly distinguished from Met antibody antagonists (such as MetMab) that inhibit Met pathway signaling primarily by preventing the binding of HGF to Met. The inhibition of the catalytic activity of MET via small molecule strategies like MGCD265 as opposed to inhibition of ligand binding by MET antibody antagonists is an important differentiated strategy in disease settings in which MET is activated by ligand-independent mechanisms including activating mutations, gene amplification, and/or extreme overexpression. Our primary focus in clinical development is on patients with NSCLC or HNSCC whose tumors have driver mutations in the Axl and Met pathways. These driver mutations result in constitutive activation of the Axl or Met receptors so they are independent of growth factor signaling, unlike Met antibody antagonists. In the case of Met this translates into signaling without the need for HGF binding. Therefore, patients with these driver mutations would not be responsive to Met antibody antagonists but are more likely to respond to MGCD265 which inhibits signaling irrespective of growth factor binding.
MGCD265 Preclinical Development
Our preclinical studies, in a variety of in vivo tumor models, have suggested that MGCD265 has relatively low toxicity and appears more potent than some of the leading kinase inhibitors which have recently been approved or are in clinical trials, including Nexavar, Sutent and Xalkori.
In preclinical studies, MGCD265 has demonstrated single agent activity as indicated in the figures below.

Anti-tumor Activity of MGCD265 Compared with Sutent
in a Met/HGF-Positive Glioblastoma Model
U87MG tumor cells were injected subcutaneously in immunocompromised mice. When tumor volume reached 50 mm3 mice were treated with MGCD265 or Sutent at the designated dose level or vehicle for 12 days. Tumor volume was measured at designated time points utilizing Vernier calipers.

Potent Cytoreductive Activity of MGCD265 in a Met
Amplified Gastric Cancer Model
Met amplification positive MKN45 tumor cells (5 X106) were implanted subcutaneously in immunocompromised mice. When tumor volume reached 450 mm3 mice were treated with MGCD265 at the designated dose level or vehicle for 16 days. Tumor volume was measured at designated time points utilizing Vernier calipers.
MGCD265 Clinical Trials
Multiple Phase 1 clinical trials have been conducted with MGCD265 showing evidence of clinical activity as monotherapy as well as in combination studies. While MGCD265 showed some efficacy and selectively inhibited Met and Axl, it did not reach optimal plasma concentrations predicted to robustly inhibit Met. We have developed new formulations of MGCD265 designed to increase plasma exposure, improve the degree of target inhibition and increase the likelihood of seeing single-agent clinical activity.
The original IND for MGCD265 was filed in December 2007 and became effective in January 2008. Three schedules of continuous dosing of MGCD265 were evaluated sequentially in the ongoing monotherapy and combination studies: once daily (QD), twice daily (BID) and three times daily (TID). MGCD265 has been generally well tolerated at all doses and schedules tested to date, both as monotherapy and in combination with either Taxotere or Tarceva.
Phase 1 Clinical Trial Evaluating MGCD265 in Solid Tumors (Ongoing)
This Phase 1, open-label, dose escalating clinical trial in patients with advanced solid tumors is evaluating MGCD265, administered orally every day in repeated 21-day cycles. Data is available for 79 patients who were treated with MGCD265 at doses escalating from 24 mg/m2 QD to a flat dose of 600 mg TID. Nine patients achieved stable disease for more than four months and up to nine months. One of these patients, who had squamous cell cancer, experienced a partial response after ten cycles of treatment based on one target axillary lesion. The non-target bone lesions remained stable. To date the safety profile continues to be favorable in this ongoing Phase 1 program. The most frequent treatment-related adverse events, observed in greater than 10% of patients, or grade 3 adverse events occurring in more than one patient, are summarized in the table below.
Adverse Events Observed in MGCD265
Monotherapy 265-101 (n=79)

Most frequent treatment-related adverse events (>10%, all grades)		Grade 3 adverse events occurring in > 1 patient
Diarrhea	52%	Diarrhea	n=3 (DLT n=1)
Fatigue	30%	Fatigue	n=3 (DLT n=1)
Nausea	33%	Lipase elevation	n=2 (DLT n=1)
Anorexia	25%	Alk phosphatase elevation	n=2
Vomiting	20%
We expect to continue enrollment in this trial in the first half of 2014 with the new formulation of MGCD265.

Phase 1 Clinical Trial Evaluating MGCD265 in Solid Tumors
We enrolled 47 patients with advanced solid tumors in an open label Phase 1 clinical trial with dose-escalation of MGCD265. Four patients (papillary renal cell, sarcomatoid bladder, neuroendocrine, and head and neck cancers) had prolonged stable disease with durations ranging from 4 to 12.9 months. The patient with sarcomatoid bladder cancer was stable for 7.5 months and exhibited decreases in Met and phospho-Met protein expression, as well as a change in intact vascular structures, in a post-treatment biopsy sample. The most frequent treatment-related adverse events, occurring in greater than 10% of patients, included diarrhea (30%), nausea (26%), and fatigue (26%). Most of these adverse events were reported as grade 1 or 2 in severity. The observed dose limiting toxicities, or DLTs, were grade 3 mood alteration (n=1) and grade 3 fatigue in the same patient and grade 3 hemoptysis (n=1) all at the dose of 170 mg/m2 BID (n=6). An additional grade 3 adverse event of increased lipase was also reported at a dose of 192 mg/m2 BID (n=1).
Phase 1/2 Clinical Trial Evaluating MGCD265 in Combination with Taxotere or Tarceva
This dose-escalating Phase 2 clinical trial is evaluating MGCD265 in combination with Taxotere or Tarceva. Data is available for 124 patients treated with MGCD265 at doses of up to 700 mg BID taken with meals and administered in combination with full dose Tarceva or Taxotere. Overall, stable disease for 6 to 18 months was observed in nine patients: NSCLC (n=5), ovarian, prostate, pancreatic and head and neck cancer (n=1 each). Objective partial responses were observed in two out of sixteen patients with NSCLC, one out of four patients with prostate cancer, one out of two patients with head and neck cancer and the only patient with endometrial cancer.
Overall, the treatment was well tolerated and the adverse events observed are generally those associated with Taxotere or Tarceva treatment. The most common treatment-related non-hematologic adverse events observed to date have been constitutional or gastro-intestinal related and are summarized in the table below. Expected Taxotere associated adverse events of anemia (n=3, grade 3), leucopenia (n=5, grade 3-4) and neutropenia (n=31, grade 3 and 4) and one case of febrile neutropenia have also been observed. Grade 3 or higher adverse events occurring in more than one patient are summarized in the table below. In addition, one patient was reported to have a pulmonary embolism (grade 4) that was an incidental finding on CT scan. Another patient who had advanced NSCLC and was oxygen dependent at baseline, was diagnosed with fatal pneumonitis (inflammation of the lung tissue) (grade 5) in the context of worsening pleural effusion and increasing parenchymal consolidation. Additional cycle 1 DLTs reported in this study include grade 3 diarrhea (n=1), grade 3 lipase (n=1), grade 3 fatigue (n=1), elevated AST (n=1) and pancreatitis (n=1) in a patient with grade 3 lipase at baseline consistent with chronic pancreatitis.
Adverse Events Observed in MGCD265 Combination Therapy
Combination Therapy 265-103 with Taxotere (n=56)

Most frequent treatment-related adverse events (>10%, all grades)		Grade 3 adverse events or higher occurring in > 1 patient
Fatigue	53%	Neutropenia	n=31
Alopecia	45%	Leucopenia	n=5
Diarrhea	38%	Diarrhea	n=3 (DLT n=1)
Nausea	32%	Elevated lipase	n=3 (DLT n=2)
Anorexia	23%	Hypophosphatemia	n=2
Constipation	17%
Mucosal inflammation	16%
Taste disturbance	15%
Vomiting	15%
Myalgia	11%
Rash	11%
As of the data review in July 2013, 68 patients have been treated in the MGCD265-plus-Tarceva arm of our combination trial. Tarceva was started at a dose level of 100 mg (first dose level) and then escalated to 150 mg in combination with MGCD265.
Data is available for 68 patients treated with MGCD265 at doses of up to 700 mg BID taken with meals and administered in combination with Tarceva. Eight patients with a variety of tumors have experienced stable disease for six months or more. This includes two NSCLC patients, one of which had a partial response (also positive for EGFR activating mutation). Three out of nine patients with gastroesophageal cancer remained on study for approximately 11 to 34 months.

Overall, the combination of MGCD265 with Tarceva has been well tolerated and the most common treatment-related adverse events are consistent with known Tarceva toxicity and include skin-cutaneous or gastro-intestinal related events. The most frequent treatment-related adverse events are summarized in the table below. No grade 4 or grade 5 toxicities have been reported in the Tarceva combination study.
Adverse Events Observed in MGCD265 Combination Therapy with Tarceva
Combination Therapy 265-103 with Tarceva (n=61)

Most frequent treatment-related adverse events (>10%, all grades)		Grade 3 adverse events occurring in > 1 patient
Diarrhea	75%	Diarrhea	n=12 (DLT n=3)
Fatigue	39%	Hypokalemia	n=3
Rash	33%	Hypophosphatemia	n=2
Anorexia	21%	Fatigue	n=1 (DLT n=1)
Nausea	18%
Dermatitis acneiform	15%
Dry skin	15%
Phase 1 Clinical Trial Evaluating the Pharmacokinetics of MGCD265 in Healthy Volunteers in a Fed versus Fasted State (Complete)
In 2012, a Phase 1 study in healthy volunteers (n=14) was conducted to compare the pharmacokinetics of a single 100 mg dose of MGCD265 under fed conditions versus those after a 10-hour overnight fast. Safety was evaluated in all subjects for seven days after each single dose. On average, the fed condition was associated with an approximately three-fold increase in exposure. All treatment-related adverse events were mild except for one patient who reported moderate diarrhea when dosed under fasting conditions. The study results indicated that exposures could significantly improve up to three-fold in the fed subjects and provided support for the formulation improvement work that was undertaken earlier this year.
MGCD265 Developmental Initiatives and Objectives
Since January 2013, we have developed new formulations of MGCD265 designed to increase plasma exposure, improve the degree of target inhibition and increase the likelihood of seeing single-agent clinical activity. We selected one of the new formulations and are introducing it into ongoing dose escalation trials with the goal of identifying the MTD/RP2D in the first half of 2014. After the MTD/RP2D is identified, we plan to initiate dose expansion cohorts in patients selected for Met and/or Axl over-expression as well as a cohort of patients that have genetic mutations of Met or Axl that we believe are drivers of tumor growth. Our initial focus for this program will include both NSCLC and HNSCC. Because the trial is open-label, we may see evidence of clinical activity from the expansion cohorts in the second half of 2014.
We believe that by selecting patients with over-expression of Met and/or Axl as well as patients with genetic mutations associated with pathways that are critical to tumor growth that are potently inhibited by MGCD265 we may increase the likelihood of seeing clinical activity earlier in clinical development. We are currently using commercially available diagnostic assays as well as assays developed internally for early clinical uses. We are developing companion diagnostics in collaboration with third parties that we plan to use for later stage registration trials and commercialization, if approved.
MGCD516 — A Novel Multi-targeted Kinase Inhibitor for Solid Tumors
MGCD516 represents our next generation orally-bioavailable, potent, small molecule multi-targeted kinase inhibitors. It is distinguished from MGCD265 by its potent inhibition of RET, TRK, DDR and EphRs. We plan to focus on solid tumors in which expressing RET, TRK, DDR and EphRs play a critical role, such as NSCLC and HNSCC, and we plan to evaluate other tumor types where the profile of MGCD516 would suggest activity. MGCD516 is in advanced preclinical development and has completed IND enabling toxicology studies. We plan to file an IND with the FDA, and initiate a Phase 1 clinical trial in the first half of 2014. Once we reach projected clinically active concentrations, we plan to initiate expansion cohorts in patients selected for certain biomarkers and genetic alterations (driver mutations) that increase the likelihood that their tumors will respond to single agent MGCD516.
MGCD516 has shown potent inhibition in vitro of cell proliferation, cell motility and angiogenesis. In preclinical animal studies, MGCD516 shows good oral bioavailability in mice, rats and dogs, and anti-tumor activities in multiple human xenograft tumor models in mice.

MGCD516 has been shown to inhibit tumor growth more potently than kinase inhibitors such as Nexavar and has demonstrated significant activity in a RET fusion lung cancer preclinical model shown in the figure below.
Potent Cytoreductive Activity of MGCD516 in a RET Fusion-
Positive Lung Cancer Model
KIF5B-RET fusion positive primary tumors were implanted subcutaneously in immunocompromised mice. When tumor volume reached 200 mm3 mice were treated with MGCD516 at the designated dose level or vehicle for 16 days. Tumor volume was measured at designated time points utilizing Vernier calipers.
In addition, MGCD516 demonstrated activity in overcoming VEGFR resistance in a preclinical model treated with Sutent, as shown below.
Cytoreductive Anti-tumor Activity of MGCD516 in a Sutent-
Resistant Tumor Model
Primary tumors were implanted subcutaneously in immunocompromised mice. When tumor volume reached 250 mm3 mice were treated with Sutent for 44 days until they progressed to a volume of 600 mm3. Mice were randomized into two groups and treated with MGCD516 or Sutent at the designated dose level or vehicle for 18 additional days. Tumor volume was measured at designated time points utilizing Vernier calipers.
Mocetinostat — An Oral HDAC Inhibitor for MDS
Overview
Mocetinostat is an orally-bioavailable, spectrum-selective HDAC inhibitor for which we initiated a dose confirmation trial in the fourth quarter of 2013 which is ongoing, with the goal of initiating a Phase 3 clinical trial by the end of 2014. We have completed 13 clinical trials which enrolled approximately 440 patients with a variety of hematologic malignancies and solid tumors. We intend to seek an SPA from the FDA prior to the initiation of our planned Phase 3 trial. This trial will evaluate mocetinostat for the first line treatment of patients with MDS in combination with Vidaza, an HMA. We believe that mocetinostat has the potential to be the first HDAC inhibitor to market for this indication.

We believe that the epigenetic mechanisms of HDAC inhibitors and HMAs may be complementary in the treatment of MDS. Epigenetics is the regulation of gene expression and resulting cellular phenotypes through mechanisms other than primary DNA sequence alterations. The epigenetic regulation of gene expression involves the regulation of DNA methylation and modification of certain histones via modulation of acetylation or methylation of specific amino acid residues. Epigenetic pathways can become dysregulated during cancer progression through a variety of mechanisms, including the genetic alteration of molecules that participate in DNA methylation and histone modification. These alterations often result in silencing of selected tumor suppressor genes and uncontrolled tumor growth in certain malignancies including MDS and lymphomas. Because the epigenetic regulation of gene expression is controlled by DNA methylation and histone modification, we have focused on the development of mocetinostat for the treatment of MDS in combination with HMAs.
We partnered mocetinostat with Pharmion Corporation (predecessor to Celgene Corporation) in 2006. In 2008, Celgene voluntarily placed the mocetinostat program on clinical hold with the FDA following an observation of pericarditis in clinical trials. Celgene subsequently terminated the collaboration in January 2009 and all rights to the mocetinostat program reverted to us. Following the termination and based upon a review of the safety data and discussion with the FDA, the clinical hold was removed in 2009. However, no further development was conducted by us under our prior management team. When our current management team joined us in late 2012, we began a detailed portfolio review and subsequently determined that further development of mocetinostat was warranted.
Mocetinostat Market Overview
The potential of HDAC inhibitors for the treatment of hematological malignancies has already been validated by the approval of two HDAC inhibitors, Zolinza and Istodax, for the treatment of T-cell lymphoma. Our clinical studies of mocetinostat indicate that this agent may have promising activity in MDS in combination with Vidaza. Our clinical results also have shown responses, including complete responses, in patients with NHL, including diffuse large B-cell lymphoma, or DLBCL, and follicular lymphoma, or FL.
Our initial focus for mocetinostat is on the first line treatment of patients with MDS. MDS consists of a group of heterogeneous, clonal hematopoietic stem cell disorders that are characterized by abnormal bone marrow and blood cell development. According to NCI, MDS will be diagnosed in more than 10,000 people in the United States in 2013. Utilizing Surveillance Epidemiology and End Results data from NCI, Decision Resources estimates the prevalence of MDS to be over 52,000 patients in the United States and over 49,000 patients in the European Union.
MDS is a complex and heterogeneous disease, divided into patient subgroups with differing therapy objectives. The International Prognostic Scoring System, or IPSS, for MDS was developed to assess patient prognosis and guide the course of treatment of MDS, and utilizes clinical variables such as bone marrow blast percentage, number of peripheral blood cytopenias and cytogenic risk group to categorize MDS patients and provide prognostic expectations. Approximately one-quarter of MDS patients are classified as high-risk (Intermediate-2 or high IPSS risk category). Prognosis for these high-risk MDS patients is generally poor and there is a significant medical need for therapeutic regimens that will improve clinical outcomes.
The standard of care, according to the National Comprehensive Cancer Network, for first line therapy for Intermediate-2 and high-risk patients is treatment with HMAs. The HMAs Vidaza and Dacogen are approved as first line agents for the treatment of high-risk MDS patients in the United States, and 2012 U.S. sales were approximately $327 million and $240 million, respectively. Although these therapies represent the standard of care for the treatment of high-risk MDS patients, only a minority of patients achieve an objective response. Almost all patients who initially respond to therapy eventually relapse, and the survival time of MDS patients who have failed HMAs is less than six months. Allogenic hematopoietic stem cell transplantation, or HSCT, is the only potential curative treatment for MDS; however, its use is restricted to a relatively small number of eligible patients and requires an appropriate donor.
Our early clinical studies demonstrated durable clinical responses in patients with DLBCL or FL. Interestingly, the objective response rate, or ORR, in patients with DLBCL was 17% and included patients with complete responses. NHL (including the aggressive DLBCL and FL) is the most common form of blood cancer. NCI estimates that 70,000 patients will be diagnosed with NHL in the United States in 2013 and that the incidence has grown annually over the past ten years. The prevalence of NHL in the United States is 509,000. Aggressive NHL is treated with rituximab (anti-CD20) plus chemotherapy, which is effective in about 67% of cases, but relapsed or refractory aggressive NHL has a poor outlook with limited therapeutic options.
NCI estimates that 9,300 patients will be diagnosed with HL in the United States in 2013 and that the prevalence of HL in the United States is 182,000. Treatments of HL typically include radiation, chemotherapy and HSCT. Chemotherapy followed by consolidation radiation therapy is the most effective treatment for early-stage HL. Current approaches seek to balance efficacy against the risk of long-term complications such as cardiac disease and other types of cancer. Patients with refractory HL currently have few therapeutic options such as high dose chemotherapy followed by stem cell transplant or brentuximab vedotin (anti-CD30 antibody conjugated to cytotoxin).
We believe that a significant unmet medical need remains for effective treatment that increases the response rates in patients with Intermediate-2 and high-risk MDS, HL and NHL.
Mocetinostat Background
Histones are protein components of the structural architecture of DNA known as chromatin (chromatin is the material that chromosomes are made of, and is comprised of DNA and protein). Local gene expression activity can be controlled through epigenetic mechanisms by inducing changes in chromatin conformation through chemical modifications of histones. Acetylated histones are associated with a more open configuration of chromatin that is receptive to gene expression signals. In contrast, HDAC leads to a more compact structure where gene expression is restricted or suppressed. Tumor suppressor genes serve to regulate cell growth and cell death, but during oncogenesis these tumor suppressor genes may become silenced by the action of HDACs leading to unrestricted growth of tumor cells. HDAC is a family of 11 enzymes (the individual HDAC enzymes are referred to as isoforms) that appear to act as a master regulator of genes affecting many diseases, including cancer. HDAC inhibitors modulate inappropriate deacetylation of histones to restore normal acetylation patterns as well as tumor suppressor gene expression. Inhibition of HDACs may result in multiple anti-cancer effects such as (1) the inhibition of cancer cell proliferation, (2) the induction of apoptosis (cell death) of cancer cells, (3) improved cell cycle regulation, and (4) the induction of tumor suppressor genes.
We believe that a key differentiating feature of mocetinostat is its spectrum of activity, targeting HDAC isoforms 1, 2, 3 and 11. We believe that these isoforms, and particularly isoforms 1 and 2, are the most relevant HDAC isoforms in cancer therapy. Compared to other HDAC inhibitors that have a broader spectrum of activity, the profile of mocetinostat may allow us to inhibit the targets relevant to cancer more potently and thereby potentially demonstrate improved clinical efficacy and reduced side effects.
Mocetinostat Clinical Development
Our IND for mocetinostat was submitted in December 2003 and became effective in January 2004. To date, we have evaluated mocetinostat as a monotherapy and in combination with other anticancer agents in approximately 440 patients in Phase 1 and Phase 2 clinical trials with various malignancies, including MDS, HL, NHL (including DLBCL or FL), acute myeloid leukemia, or AML, chronic lymphocytic leukemia and chronic myelogenous leukemia, as well as advanced solid tumors. Through these trials, the safety and tolerability of mocetinostat as a single agent and in combination has been well characterized. The clinical trials showed activity as a single agent in HL and NHL and in combination with Vidaza in MDS and AML.
The historical mocetinostat clinical trials are set forth in the following table.
CLINICAL TRIALS EVALUATING MOCETINOSTAT

Phase 1 Clinical Trial	Daily dosing regimen (14 days on, 7 days off)
Three times weekly (14 days on, 7 days off)
Three times weekly (continuously)
Twice weekly (continuously)
Phase 2 Monotherapy Clinical Trial	AML/High-risk MDS
Relapsed/Refractory NHL (DLBCL, FL)
Refractory chronic lymphocytic leukemia
Relapsed/Refractory HL
Phase 1/2 Combination Clinical Trial with Vidaza	AML and MDS
Other Clinical Trials	Phase 1/2 clinical trial of Mocetinostat in Combination with Gemcitabine
Combination of mocetinostat with Vidaza and with Taxotere
MDS
In late 2012 and early 2013, our new management team reviewed the data from our prior clinical trials of mocetinostat. As a result, our management team concluded that the combination of mocetinostat and Vidaza demonstrated clinically meaningful responses in MDS patients and demonstrated an improvement over published responses of Vidaza alone.

The objective response rate of Vidaza, as shown in its product label, is 15.7%, with 5.6% of patients achieving a complete response, or CR, compared to CR's in 11% of the patients in the mocetinostat data as set forth in the table below. A complete response generally refers to the disappearance of all signs of cancer in response to treatment, while a partial response generally refers to a decrease in the size of the tumor or in the extent of cancer in the body.
In an open-label, Phase 1/2 trial of patients with MDS or AML that was conducted starting in 2006, we evaluated the activity of mocetinostat in combination with Vidaza in patients with MDS. A total of 66 subjects were enrolled, including 28 patients with MDS as assessed by independent analysis. Patients with MDS were treated with mocetinostat at starting doses of 35 to 135 mg three times weekly, with most patients starting at 90 mg, and continued treatment until disease progression or prohibitive toxicity. Among the 28 patients with MDS, the ORR (CR+CRi+HI) was 61% (17 of 28), and the disease control rate (CR+CRi+HI+SD) was 93% (26 of 28) in an independent assessment. A summary of this data is set forth in the table below.
MOCETINOSTAT COMBINED WITH VIDAZA PHASE 2 CLINCIAL DATA

MDS Best Response Rates (n=28)	n (%)
CR+CRi	14 (50)
CR	3 (11)
CRi	11 (39)
HI	3 (11)
SD	9 (32)
ORR (CR + CRi +HI)	17 (61)
Disease Control (CR + CRi + HI + SD)	26 (93)
CR = complete response; CRi = complete marrow response but without normalization of peripheral counts; HI = hematologic improvement; SD = stable disease; ORR = objective response rate.
Mocetinostat Safety
In the mocetinostat plus Vidaza study, the most commonly reported adverse events are set forth in the tables below. These adverse events are generally consistent with those seen in MDS and AML patients treated with this class of agent.

Most Common Treatment-related Adverse Events (All Grades) Mocetinostat with Vidaza, MDS & AML Patients		Treatment-related Adverse Events (Grades 3 and 4) Mocetinostat with Vidaza, MDS & AML Patients
EVENT	Patients, n(%)	EVENT	Grade 3(1)	Grade 4
Nausea	44 (67)	Fatigue	15 (23)	0 (0)
Diarrhea	43 (65)	Nausea	14 (22)	0 (0)
Fatigue	32 (49)	Diarrhea	11 (17)	1 (2)
Anorexia	30 (46)	Vomiting	9 (14)	0 (0)
Asthenia	22 (33)	Anemia	6 (9)	1 (2)
Weight loss	16 (24)	Anorexia	6 (9)	0 (0)
Thrombocytopenia	13 (20)	Dehydration	5 (8)	0 (0)
Anemia	10 (15)	Asthenia	4 (6)	0 (0)
Hypokalemia	9 (14)	Thrombocytopenia	3 (5)	6 (9)
Constipation	8 (12)	Leukopenia	2 (3)	2 (3)
Dysgeusia	8 (12)	Neutropenia	1 (2)	4 (6)
Dehydration	7 (11)
Dizziness	7 (11)

(1)	Excludes Grade 3 adverse events with an incidence less than 5%.
Pericarditis Finding and Clinical Hold
In July 2008 Celgene instituted a voluntary clinical hold to new patient enrollment for mocetinostat, which was accepted by the FDA in August 2008. The voluntary clinical hold was put in place in response to an observation of pericarditis and pericardial effusion (inflammation of the pericardium, the fibrous sac surrounding the heart, and accumulation of fluid around the heart).

We provided the FDA with an integrated analysis of pericardial events identified in mocetinostat clinical studies. A causal association of mocetinostat with pericardial events was not established since the observed events could be related to the advanced cancer patient population and their prior therapy. Of the approximately 440 patients treated with mocetinostat, there have been a total of 19 patients (4.3%) who had serious adverse events, or SAEs, where a pericardial adverse event was mentioned, and a total of 45 patients (10.3%) who had pericardial findings, which included the 19 SAE findings as well as 26 incidental findings identified through reviews of on-study CT scans, database searches and prospective echocardiogram monitoring, which did not have significant clinical sequellae. Only one pericardial SAE occurred among the 28 patients (3.6%) with MDS in the Phase 1/2 clinical trial. Based on literature reviews and other investigator-driven reviews, the rate of pericardial findings is approximately 20% of advanced cancer patients (specifically lymphomas and AML), but rates have been reported to vary from 3% to approximately 40% for patients with advanced cancers who may have received multiple previous anticancer therapies. Pericardial events have been observed and reported with other HMA and HDAC molecules (source: a February 18, 2014 analysis of the FDA Adverse Event Reporting System (FAERS) located at http://www.fdable.com). However, the potential exists for a relationship with treatment, and the possibility of mocetinostat being a contributing factor to the occurrence of pericardial events has not been excluded. We agreed with the FDA that the best way to assess the risk of pericarditis is in a sufficiently large randomized study of safety and efficacy.
Our complete response to the voluntary clinical hold was accepted by the FDA and the hold was lifted in September 2009. Our response included specific guidance for identifying patients at potential risk for, and guidance to manage patients who develop, pericarditis or pericardial effusions. As a result, new patient enrollment in mocetinostat clinical trials will include both the exclusion of patients who are diagnosed with cardiac abnormalities prior to starting mocetinostat therapy (i.e. myocardial infarction, congestive heart failure and pericardial disease) and patient monitoring by electrocardiogram and echocardiography at baseline and while on study. These diagnostic tests are non-invasive and relatively common procedures. The three patients with lymphoma who were enrolled after the voluntary clinical hold was lifted did not show signs of pericarditis or pericardial effusions.
Lymphoma
We evaluated the safety and efficacy of mocetinostat in patients with relapsed/refractory DLBCL and FL in a trial starting in 2006. Patients continued treatment until disease progression or prohibitive toxicity. A total of 72 patients were enrolled. On the basis of intent-to-treat analysis, the objective response rate was 17% (7 of 41 patients) in patients with DLBCL and 10% (3 of 31) in patients with FL. Initially, 32 patients began treatment at 110 mg three times weekly (21 with DLBCL and 11 with FL), 37 additional patients were treated with a dose of 85 mg three times weekly (20 with DLBCL and 17 with FL) and 3 FL patients were treated with a dose of 70 mg three times weekly. The most commonly reported adverse events included myelosuppression and fatigue.
In addition, we tested the safety and efficacy of mocetinostat in patients with relapsed HL in a trial starting in 2006. Two doses were assessed (85 mg and 110 mg three times weekly), and patients were treated until disease progression or prohibitive toxicity. A total of 51 patients were enrolled. On the basis of intent-to-treat analysis, the disease control rate was 35% (8 of 23 patients) in the 110 mg group and 25% (7 of 28) in the 85 mg group. A total of 12 patients discontinued treatment because of adverse events, nine in the 85 mg cohort and three in the 110 mg cohort. The most frequent treatment-related grade 3 and 4 adverse events were neutropenia, fatigue and pneumonia. Four patients in the 110 mg cohort died during the study.
We are evaluating opportunities for further development of mocetinostat for the treatment of patients with lymphoma and selected tumors. Based on the single agent responses seen in patients with NHL and preclinical experiments that demonstrate strong single agent activity in tumors that express a genetic alteration in histone acetylation we believe there may be a subset of genetically identifiable lymphoma and solid tumor patients more likely to respond to mocetinostat. We plan to initiate two clinical studies in patients selected for expression of the genetic alteration in histone acetylation in mid 2014.
Mocetinostat Developmental Plans
We are planning to initiate a Phase 3 registration trial for mocetinostat by the end of 2014 subject to agreement with the FDA on an SPA and the results from our ongoing dose confirmation study. In addition, we do not anticipate initiating Phase 3 trials with mocetinostat absent additional financing or the establishment of a collaboration for late-stage development. The proposed randomized trial is intended to support regulatory approval of mocetinostat in combination with Vidaza for the treatment of patients with Intermediate or High-Risk MDS who have not previously received Vidaza, and for whom Vidaza is indicated.
In advance of the Phase 3 trial, we are conducting a dose confirmation trial to confirm the planned Phase 3 dose and to obtain further clinical data and test safety monitoring protocols. The study was initiated in the fourth quarter of 2013 and will include up to 70 patients, with 6 to 10 patients treated with mocetinostat at the 70 mg dose level in combination with the approved dose of Vidaza followed by randomization of 60 patients treated with either mocetinostat at the 90 mg dose level in combination with Vidaza or Vidaza plus placebo. The randomized portion of the study will be blinded to the patients and investigators. The current proposed dose of mocetinostat for this Phase 3 clinical trial is 90 mg. We will be profiling these patients to further inform our ongoing evaluation of potential patient selection strategies.
The proposed registration trial is expected to be a 1:1 randomized study comparing mocetinostat plus Vidaza with Vidaza alone in HMA naïve subjects who have been diagnosed with MDS and that have met criteria for the risk groups of Intermediate or high-risk according to IPSS. Although we have guidance from the FDA on certain key points, we intend to seek an SPA from the FDA on the design of the Phase 3 clinical trial. We intend to propose to the FDA an adaptive study design and intend to discuss both ORR and OS as potential endpoints for the basis for approval. While the detailed clinical and statistical plan are still under discussion and evaluation, the size range for the trial is currently estimated to be between 300 and 500.
We anticipate that the trial will include eligibility criteria to exclude patients with pre-existing pericardial effusion, on-study monitoring including echocardiograms and electrocardiograms in both treatment arms, and data monitoring safety committee oversight for potential adverse events including those specifically related to pericardial events.
We are also evaluating potential future development of mocetinostat in patients with NHL, HL and other selected solid tumors.
Strategic Alliances and Commercial Agreements
Collaboration with Taiho
In October 2003, we entered into a license and research and development collaboration agreement with Taiho, a leading Japanese specialty oncology company, for mocetinostat and our small molecule HDAC inhibitor program for oncology for Japan, South Korea, Taiwan and China, or collectively the Taiho Territory. We may receive milestone payments based on successful development, regulatory approval, and commercialization of an HDAC oncology product totaling up to $16.2 million. We may also receive royalty payments in connection with commercial sales of HDAC oncology products as a percentage of annual net sales, which percentage is in the mid-single digit to mid-teen percent range, depending upon the total dollar amount of annual net sales. Such royalties may be reduced, subject to a mid-single digit floor, by (i) credits against recoupable development costs paid by Taiho to us and/or (ii) reduction by a percentage in the range of 20-30% in the event a generic competitor is introduced in a particular market, other than in China. Taiho's collaboration entailed in-kind support in their research laboratories in order to select a next generation compound, and in some cases, will support a portion of preclinical development costs in North America. Currently, there are no efforts by either (i) Taiho to further advance mocetinostat in the Taiho Territory or (ii) Taiho or us to further advance other small molecule HDAC inhibitors that would be covered by this agreement. However, Taiho has retained rights in the Taiho Territory to certain sirtuin inhibitors for cancer. The term of the agreement will, on a country-by-country basis, continue until expiration of the last to expire issued patent, or ten years after the first commercial sale in Japan. Additionally, Taiho has a unilateral right to terminate the agreement for any reason with 30 days written notice, and we have a unilateral right to terminate the agreement if Taiho fails to make an undisputed payment. An arbitrator may terminate the agreement for a breach of obligations if such breach has remained uncured for 90 days. We are in preliminary discussions with Taiho to consider whether any amendments to the agreement should be made based upon our development plans for mocetinostat and their rights under the agreement.
Collaboration with Otsuka
In March 2008, we entered into a worldwide research collaboration and license agreement with Otsuka, a global Japanese pharmaceutical company, for the development of novel, small molecule, kinase inhibitors for local delivery and treatment of ocular diseases, excluding cancer. We may receive aggregate milestone payments of up to $50.5 million under this agreement as follows: $7.5 million relates to development activities, $22.0 million relates to the completion of regulatory approvals and $21.0 million relates to the achievement of certain sale goals. We may also receive royalty payments in connection with commercial sales of licensed products under the agreement as a percentage of annual net sales, which percentage is in the mid-single digit to mid-teen percent range, depending upon the total dollar amount of annual net sales, subject to reduction by a percentage in the range of 40-50% in the event a generic competitor is introduced in a given market or intellectual property protection in a particular market does not exist or expires in a given market. The research portion of the collaboration between us and Otsuka concluded on June 30, 2011; however, the term of the agreement will, on a country-by-country basis, continue until expiration of the last to expire issued patent, or if no patent has issued in such country, then 12 years after the first sale of a licensed product by Otsuka. Otsuka has a unilateral right to terminate the agreement for any reason with 90 days written notice and either party may terminate the agreement for a breach of obligations of the other party if such breach has remained uncured for 120 days (or 30 days for a breach of payment). Otsuka is currently advancing the lead compound through late preclinical development.
Collaboration with EnVivo

In February 2005 we signed an exclusive research, collaboration and license agreement with EnVivo, a private U.S. biotechnology company focusing on the treatment and prevention of certain neurodegenerative diseases, to exploit our HDAC inhibitors in diseases such as Huntington's disease, Parkinson's disease and Alzheimer's disease. In February 2005 we signed an exclusive research, collaboration and license agreement. In February 2008, we exercised our right to opt-out of the program and granted EnVivo exclusive rights to our HDAC inhibitors for neurodegenerative diseases and we ceased research and development funding for this program. We may receive royalty payments in an aggregate amount equal to a single digit percentage of net sales of any approved compound and will share in any sublicense income from future partnerships that EnVivo may enter into.
Intellectual Property
Patents and Proprietary Technology
Our goal is to obtain, maintain and enforce patent protection wherever appropriate for our product candidates, formulations, processes, methods and any other proprietary technologies and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our practice is to actively seek to obtain, where appropriate, intellectual property protection for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of patents, protection of proprietary know-how and trade secrets, and contractual arrangements, both in the United States and abroad. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents. We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we seek to put in place appropriate internal policies for the management of confidential information, and require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and which require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.
We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2013, we own or co-own 53 U.S. patents and patent applications and their foreign counterparts, including 27 issued U.S. patents as reflected in the following table:
Granted and Pending U.S. Patents

Program	Granted (United States)	Pending (United States)
Kinase	9	9
Hos2 and HDAC	11	14
Beta-Lactamase	6	1
DNMT	1	—
TOTAL	27	24
Kinase — (9 granted U.S. patents; 10 pending U.S. patent applications)
As of December 31, 2013, we have nine issued patents and nine pending patent applications in the United States covering inhibitor compounds, including MGCD265 and MGCD516, and methods of use of these compounds. Of these issued patents, one covers multiple series of kinase inhibitors and protects MGCD265 generically. Another issued patent, which expires no earlier than 2026, protects a selection of compounds including MGCD265, as well as methods of inhibiting VEGF and HGF receptor signaling and methods of treating angiogenesis-mediated cell proliferative disease or inhibiting solid tumor growth. Exclusivity arising from our issued patents for MGCD265 extends to at least 2026, including our patents covering the specific composition of matter of MGCD265 (expires 2026, prior to any legal or regulatory extentions, including any patent term extension, that may be available under the Hatch Waxman Act) and the generic class of compounds to which MGCD265 belongs (expires 2025, prior to legal or regulatory extensions, including any patent term extension, that may be available under the Hatch Waxman Act). Another four issued patents cover several distinct classes of compounds. Such coverage includes specific claims to MGCD516, generic coverage of the class of compounds to which MGCD516 belongs, as well as patents covering methods of use of such compounds. Exclusivity arising from our patent protection for MGCD516 extends to at least 2029, prior to legal or regulatory extensions, including any patent term extension that may be available under the Hatch Waxman Act.
Our pending patent applications relating to our kinase inhibitors seek coverage of a broader scope of kinase inhibitors both for oncology and for the treatment of ophthalmic diseases. Methods of use of these inhibitors, such as methods of inhibiting VEGF and HGF receptor signaling, methods of treating angiogenesis-mediated cell proliferative disease or inhibiting solid tumor growth, as well as processes of manufacturing kinase inhibitors such as MGCD265 and synthetic intermediates required for the purpose are also being pursued.
Hos2 and HDAC Programs — (11 granted U.S. patents; 14 pending U.S. patent applications)
Our patent estate for our Hos2 and HDAC programs covers multiple series of HDAC inhibitors, including MGCD290 and mocetinostat. This group of patents includes 11 issued patents and 14 pending patent applications in the United States protecting composition of matter and method of use. One issued patent covers the Hos2 inhibitor MGCD290 both generically and specifically. Exclusivity arising from our patent protection for MGCD290 should extend to at least 2020, and exclusivity arising from our issued patents claiming the combination of MGCD290 with antifungal agents extends to 2026, prior to any legal or regulatory extensions that may be available to us. Exclusivity for mocetinostat extends to 2022 prior to legal or regulatory extensions, including any patent term extension that may be available under the Hatch Waxman Act.
In aggregate, these U.S. patents and patent applications cover the following inventions: novel HDAC inhibitors, including mocetinostat (eight issued patents and nine patent applications), methods of inhibiting HDACs, methods for treating cell proliferative disease or cancer, specific methods for treating colon, lung and pancreatic cancers, methods for treating polyglutamine expansion diseases (such as Huntington's disease) and methods for treating fungal infection. Three applications claim compositions of HDAC/Hos2 inhibitors with antifungal compounds, methods of enhancing the activity of the antifungal compounds with HDAC/Hos2 inhibitors, and methods of treating fungal infection. One pending application also seeks protection of the analogs of MGCD290 as well as prodrugs of HDAC/Hos2 inhibitors and their use, while another pending application claims methods for identifying/screening potentiators of antifungal compounds, the inhibitors of ergosterol biosynthesis. A provisional application is directed to novel HDAC/Hos2 inhibitors and their use.
Beta-Lactamase — (6 granted U.S. patents; 1 pending U.S. patent applications)
For our beta-lactamase inhibitor program, we co-filed two patent applications with Merck and Merck has since returned all rights to these patents to us. In line with our corporate objectives to promote the partnering and development of our lead beta-lactamase inhibitor, MG96077, we are currently supporting the prosecution of only one granted patent (coverage until 2027) that protects this molecule both specifically and generically. The majority of the other patents are in the process of abandonment.
DNMT Program — (1 granted U.S. patent)
In our DNA methyltransferase program, we own one U.S. patent specifically covering MG98. This U.S. patent covers MG98 and methods for inhibiting tumor growth with it. We may abandon this patent in the future as we are no longer pursing this program.
Licensing Agreements
We may enter into license or sub-license agreements when we believe such license is required to pursue a specific program.
Competition
Competitors in Oncology — Small Molecule Kinase Inhibitors
A large number of kinase inhibitors are currently in clinical trials, with many more in the early research stage. Biotechnology and pharmaceutical companies are also developing monoclonal antibodies to kinase targets and their ligands.
The Met kinase inhibitor field has recently generated intense scientific and industry interest. We believe that most of the biotechnology and pharmaceutical companies developing small molecule drugs for cancer have significant and active kinase inhibitor programs (including Met programs) that may be competitive with our own and these competitors are described below. Our MGCD265 program is attractively positioned in the pipeline of Met-targeted molecules and is characterized by potential advantages including: a unique kinase spectrum including the emerging RTK target Axl; a lack of activity against over 400 off-target kinases, supporting a favorable safety profile; and excellent tolerability to date with other anti-cancer agents (including chemotherapy), thus optimizing the potential for combination therapy approaches.
Companies with Met inhibitors believed to be in late preclinical or clinical development include, but are not limited to: Amgen Inc., ArQule Inc. and its partners Kyowa Hakko Kirin Pharma Inc. and Daiichi Sankyo Company Limited, Aveo Pharmaceuticals Inc., Bristol-Myers Squibb Company, Exelixis Inc., F. Hoffman-LaRoche Ltd., GlaxoSmithKline PLC, Novartis AG and Pfizer.

Axl is a newly emergent RTK target. However, a small number of RTK inhibitors that are launched in development are believed to inhibit Axl. These include foretinib (in Phase 2 development by Exelixis) and Xalkori.
Many companies have filed, and continue to file, patent applications which may or could affect our program if and when they issue, either because they protect a product that may compete with our product candidates, or because they protect intellectual property rights that are necessary for us to develop and commercialize our product candidates. These companies include, but are not limited to: Bristol-Myers Squibb, Compugen Limited, Exelixis, GlaxoSmithKline, Novartis and Pfizer. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, we expect that these and other companies will continue to publish and file patent applications in this space in the future, as well as pursuing research and development programs in this area. We continue to monitor these and other companies in order to be aware of any third party products and/or intellectual property rights relevant to our products.
Competitors in Oncology — Mocetinostat Competitors
We believe that a key differentiating feature of mocetinostat is its spectrum of activity, covering only isoforms 1, 2, 3 and 11, the most relevant HDAC isoforms in human disease. Other companies that are developing spectrum-selective HDAC inhibitors in development include but are not limited to Acetylon Pharmaceuticals, Inc., Chroma Therapeutics Ltd., Shenzen Chipscreen Biosciences Ltd. and Syndax Pharmaceuticals Inc.
Companies with Pan-HDAC inhibitors, which are HDAC inhibitors that have an effect across a broader range of HDAC isoforms and therefore not as selective as molecules like mocetinostat, include but are not limited to: Celgene, Curis Inc., MEI Pharma Inc., Merck, Novartis, Pharmacyclics Inc. and others. We expect that these and other companies may continue to pursue research and development in relation to HDAC inhibitors. We continue to monitor these and other companies in order to be aware of any third party products and/or intellectual property rights relevant to our products.
Competitors in Oncology — General Competitors
In addition to companies that have HDAC inhibitors or kinase inhibitors addressing oncology indications, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, include, but are not limited to: small and large biotechnology companies, including but not limited to Amgen, Ariad Pharmaceuticals Inc., ArQule, Biogen Idec Inc, Celgene and Exelixis; and specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to, Abbott Laboratories Inc., Astellas Pharma Inc., AstraZeneca plc, Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Bristol-Myers Squibb, Eisai Co. Ltd., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd., GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer, Sanofi-Aventis, Taiho and Takeda Pharmaceutical Co.
Manufacturing
We do not own or operate manufacturing facilities for the production of MGCD265, mocetinostat or any of our other product candidates, nor do we plan to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, API and finished products for our preclinical and clinical trials.
Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's current good manufacturing practices, or cGMP, regulations. cGMP regulations require, among other things, quality control and quality assurance as well as corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented.
Government Regulation
The Regulatory Process for Drug Development
The production and manufacture of our product candidates and our research and development activities are subject to regulation by various governmental authorities around the world. In the United States, drug products are subject to regulation by the FDA. There are other comparable agencies in Canada, Europe and other parts of the world. Regulations govern, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products. Applicable legislation requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products, governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices, or GLP, and good clinical practices, or GCP, during nonclinical and clinical testing and cGMP during production is required. The system of new drug approval in the United States is generally considered to be the most rigorous in the world and is described in further detail below under "U.S. Pharmaceutical Product Development Process." In Canada, these activities are regulated by the Food and Drug Act and the rules and regulations promulgated thereunder, which are enforced by the Therapeutic Products Directorate, or TPD of Health Canada.
U.S. Pharmaceutical Product Development Process
In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
It normally takes an average of 10 to 15 years for a typical experimental drug to proceed from concept to approval. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

•
completion of preclinical laboratory tests and animal studies. The latter often conducted according to GLPs or other applicable regulations, as well as synthesis and drug formulation development leading ultimately to clinical drug supplies manufactured according to cGMPs;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States;

•	performance of adequate and well-controlled human clinical trials according to the FDA's current GCPs, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	submission to the FDA of an NDA for a new pharmaceutical product;

•	potential review by an external advisory committee to the FDA;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA's cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product's identity, strength, quality and purity;

•	FDA audit of select preclinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.
The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources, and approvals are inherently uncertain.
Preclinical Studies:    Prior to clinical studies, a research phase takes place which involves demonstration of target and function, design, screening and synthesis of inhibitors. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to evaluate efficacy and activity, toxic effects, pharmacokinetics and metabolism of the pharmaceutical product candidate and to provide evidence of the safety, bioavailability and activity of the pharmaceutical product candidate in animals. The conduct of the preclinical safety evaluations must comply with federal regulations and requirements including GLPs. The results of the formal IND-enabling preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature as well as the comprehensive descriptions of proposed human clinical studies, are then submitted as part of the IND to the FDA.
The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be certain that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trial.
Clinical Trials:    Clinical trials involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA if conducted under a U.S. IND. Clinical trials must be conducted in accordance with the FDA's GCP requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, or ethics committee at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
Phase 1 Clinical Trials:    Phase 1 clinical trials are usually first-in-man trials, take approximately one to two years to complete and are generally conducted on a small number of healthy human subjects to evaluate the drug's activity, schedule and dose, pharmacokinetics and pharmacodynamics. However, in the case of life-threatening diseases, such as cancer, the initial Phase 1 testing may be done in patients with the disease. These trials typically take longer to complete and may provide insights into drug activity.
Phase 2 Clinical Trials:    Phase 2 clinical trials can take approximately one to three years to complete and are carried out on a relatively small to moderate number of patients (as compared to Phase 3) in a specific indication. The pharmaceutical product is evaluated to preliminarily assess efficacy, to identify possible adverse effects and safety risks, and to determine optimal dose, regimens, pharmacokinetics, pharmacodynamics and dose response relationships. This phase also provides additional safety data and serves to identify possible common short-term side effects and risks in a larger group of patients. Phase 2 clinical trials sometimes include randomization of patients.
Phase 3 Clinical Trials:    Phase 3 clinical trials take approximately two to five years to complete and involve tests on a much larger population of patients (several hundred to several thousand patients) suffering from the targeted condition or disease. These studies usually include randomization of patients and blinding of both patients and investigators at geographically dispersed test sites (multi-center trials). These trials are undertaken to further evaluate dosage, clinical efficacy and safety and are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or foreign authorities for approval of marketing applications.
Special Protocol Assessment:    A sponsor may be able to request an SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. A sponsor meeting the required regulatory criteria may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. An SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA. Having an SPA does not guarantee that a product will receive FDA approval.
Post-Approval Studies:    Phase 4 clinical trials may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval.
Progress reports detailing the results of the clinical trial must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or for any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or, if used, its data safety and monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's or ethics committee's requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product, as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Pharmaceutical Review and Approval Process
New Drug Application:    Upon completion of pivotal Phase 3 clinical studies, the sponsor assembles all the product development, preclinical and clinical data along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information, and submits it to the FDA as part of an NDA. If accepted by the FDA as substantially complete to permit substantive review, the submission or application is then reviewed by the regulatory body for approval to market the product. This process takes eight months to one year to complete, but in some cases may take longer. At the end of the review period the FDA may issue a Complete Response Letter, refusing to approve an NDA if the applicable regulatory criteria are not satisfied or requiring additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.
Accelerated Approval
Accelerated Approval is a program that is intended to make promising products for life threatening diseases available on the basis of evidence of effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Approvals of this kind typically include requirements for appropriate post-approval Phase 4 clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. We currently intend to seek Accelerated Approval for mocetinostat in combination with Vidaza for MDS.
Post-Approval Requirements
Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product's approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties.
The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.
FDA Regulation of Companion Diagnostics
As part of our clinical development plans, we are exploring the use of companion diagnostics to identify patients most likely to respond to our product candidates. Companion diagnostics are classified as medical devices under the Federal Food, Drug, and Cosmetic Act in the United States. In the United States, the FDA regulates the medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance of medical devices. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. According to a 2011 draft guidance issued by FDA officials, companion diagnostics ordinarily will be considered to be high risk and, therefore, will require PMA approval before they are marketed. Some companion diagnostics, however, could potentially be cleared through 510(k) clearance.
The 2011 draft guidance issued by the FDA, if finalized, would address issues critical to developing companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. According to the draft guidance, if safe and effective use of a therapeutic product depends on a diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. The FDA has yet to issue further guidance, and it is unclear whether it will do so, or what the scope would be.
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain a PMA simultaneously with approval of the drug. Based on the draft guidance, and the FDA's past treatment of companion diagnostics, we believe that the FDA will require a PMA for one or more companion diagnostics to identify patient populations suitable for our product candidates. The review of these companion diagnostics in conjunction with the review of our product candidates involves coordination of review by the FDA's Center for Drug Evaluation and Research and by the FDA's Center for Devices and Radiological Health.
Other Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services and other divisions of the U.S. government, including, the Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid, or other federal or state healthcare programs, our company, including our sales, marketing and scientific/educational grant programs, must comply with the federal False Claims Act, the federal Anti-Kickback Statute, the federal Physician Payment Sunshine Act and similar state laws and regulations, each as amended from time to time. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, or OBRA, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Among other things, OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. If our approved drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements may apply.
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government authorities, managed care providers, private health insurers and other organizations. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such products and services. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services in addition to their safety and efficacy and, accordingly, significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutics. In particular, in the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices that are lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. As a result, coverage and adequate third-party reimbursement may not be available for our product candidates to enable us realize an appropriate return on our investment in research and product development.
The market for our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or may otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any of our product candidates for which we may receive approval and could have a negative effect on our future revenue and operating results. We cannot be certain that our product candidates will be considered cost-effective. If we are unable to obtain coverage and adequate payment levels for our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.
Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of our drug products, once approved.
Employees
As of December 31, 2013, we had 31 employees, of which 19 were located in San Diego and 12 were located in Montreal. We also utilize the services of consultants on a regular basis. Nineteen employees are engaged in product development activities and twelve are in support administration, including business development and finance. None of our employees are represented by labor unions or covered by collective bargaining agreements. On October 1, 2013 we announced that we would be winding down our operations in Montreal, Canada and Princeton, New Jersey. Our operations in New Jersey ceased in October 2013 and our operations in Montreal have substantially transitioned to San Diego.
Executive Officers and Directors
The following table sets forth information about our executive officers, directors and key employee as of December 31, 2013.

Name	Age	Position
Charles M. Baum, M.D., Ph.D.	55	President and Chief Executive Officer, Director
Mark J. Gergen	51	Executive Vice President and Chief Operations Officer
Isan Chen, M.D.	51	Executive Vice President and Chief Medical and Development Officer
James Christensen, Ph.D.(4)	45	Senior Vice President and Chief Scientific Officer
Jamie A. Donadio	38	Vice President, Finance
Rodney W. Lappe, Ph.D.(3)	59	Chairman of the Board
Martin Godbout, O.C., Ph.D.(1)(2)	57	Director
Henry J. Fuchs, M.D.(2)(3)	55	Director
Craig Johnson(1)(2)	52	Director
Peter Thompson, M.D.(1)(3)	53	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Promoted to Chief Scientific Officer effective January 31, 2014.
Executive Officers
Charles M. Baum, M.D., Ph.D. has served as our President and Chief Executive Officer and member of our Board of Directors since November 2012. From June 2003 to September 2012, he was at Pfizer as Senior Vice President for Biotherapeutic Clinical Research within Pfizer's Worldwide Research & Development division and as Vice President and Head of Oncology Development and Chief Medical Officer for Pfizer's Biotherapeutics and Bioinnovation Center. From 2000 to 2003, he was responsible for the development of several oncology compounds at Schering-Plough Corporation (acquired by Merck). His career has included academic and hospital positions at Stanford University and Emory University, as well as positions of increasing responsibility within the pharmaceutical industry at SyStemix, Inc. (acquired by Novartis AG), G.D. Searle & Company (acquired by Pfizer), Schering-Plough Corporation (acquired by Merck) and Pfizer. Dr. Baum received his M.D. and Ph.D. (Immunology) degrees from Washington University School of Medicine in St. Louis, Missouri and completed his post-doctoral training at Stanford University.
Dr. Baum's experience in the pharmaceutical industry provides our Board of Directors with subject matter expertise. In addition, through his position as Chief Medical Officer for Pfizer's Biotherapeutics and Bioinnovation Center, Dr. Baum has acquired the operational expertise which we believe qualifies him to serve on our Board of Directors.
Mark J. Gergen has served as our Executive Vice President and Chief Operations Officer since February 2013. From September 2006 to November 2012, he was Senior Vice President, Corporate Development for Amylin Pharmaceuticals, Inc., or Amylin. Starting in January 2005, he was Executive Vice President of CardioNet, Inc. From June 1999 to May 2003, he served as Chief Financial and Development Officer and later Chief Restructuring Officer of Advanced Tissue Sciences, Inc. From August 1994 to June 1999, he was Division Counsel at Medtronic, Inc. Mr. Gergen received a B.A. in Business Administration from Minot State University and a J.D. from the University of Minnesota Law School.
Isan Chen, M.D. has served as our Executive Vice President and Chief Medical and Development Officer since September 2013. Dr. Chen is board certified in Internal medicine, hematology and medical oncology with more than 15 years of experience in oncology and clinical trials from first-in-humans through global registrational studies. He has experience in oncology clinical development and interactions with regulatory agencies in the United States and Europe. He was most recently the Chief Medical Officer of Aragon Pharmaceuticals which was acquired by Johnson & Johnson in July of 2013. At Aragon Pharmaceuticals, Dr. Chen was responsible for the clinical development strategy of all the company's programs, including prostate and breast cancer. Prior to Aragon Pharmaceuticals, Dr. Chen served as Vice President of tumor strategy in the oncology business unit at Pfizer. In addition he was the clinical lead for Sutent, a multiple kinase inhibitor, for the treatment of RCC, an indication in which the drug secured FDA approval in 2006. He was also the clinical lead for the Phase 1 studies of crizotinib and CDK 4/6 inhibitor palbociclib. Dr. Chen completed his hematology/oncology fellowship at University of California, San Diego. Before joining Pfizer, Dr. Chen practiced medicine as a staff physician at City of Hope Medical Center and later as an assistant professor at the University of Texas, M.D. Anderson Cancer Center.
James Christensen, Ph.D. has served as our Senior Vice President, and Chief Scientific Officer since January 2014 and served as our Vice President, Research from June 2013 through January 2014. Prior to joining us, he held various positions at Pfizer from 2003 to 2013, the most recent of which was Senior Director of Oncology Precision Medicine in the Oncology Research Unit. While Dr. Christensen joined Pfizer in 2003 and his responsibilities there included leading nonclinical research efforts for oncology programs including sunitinib malate research activities and leading the nonclinical and translational biology efforts for other research and development programs including crizotinib. Dr. Christensen participated as a member of the Cancer Research or Oncology Research Unit leadership team from 2005 to 2013. Prior to 2003, Dr Christensen was a Group Leader on the Preclinical Research and Exploratory Development team at SUGEN, Inc., which was acquired by Pharmacia Corporation, now owned by Pfizer. Dr. Christensen began his career in 1998 at Warner Lambert, now owned by Pfizer, with research focus in RTK biology and RTK pathway biomarker development in the oncology therapeutic area. Dr. Christensen participates on the editorial boards for Cancer Research and Molecular Cancer Therapeutics. Dr. Christensen received a Ph.D. in molecular pharmacology from North Carolina State University with dissertation research directed toward characterization of mechanisms of apoptosis dysregulation during the process of carcinogenesis.
Jamie A. Donadio has served as our Vice President, Finance since March 2013. Prior to joining us, Mr. Donadio was at Amylin Pharmaceuticals from April 2001 through January 2013. From November 2011 to January 2013, Mr. Donadio served as Senior Director of Finance at Amylin. From December 2010 to November 2011, he served as Director of Corporate Financial Planning and Analysis at Amylin. From March 2007 to December 2010 he served as Director of SEC Reporting and from April 2001 to March 2007 he held various corporate accounting roles at Amylin. From December 2000 to April 2001, Mr. Donadio was senior accountant at Novatel Wireless, Inc. From August 1997 to December 2000, Mr. Donadio was with Ernst & Young LLP, last serving as an audit senior. Mr. Donadio holds a B.S. in Accounting from Babson College and is a certified public account (inactive) in the State of California.
Non-Employee Directors
Henry J. Fuchs, M.D. has served as a member of our Board of Directors since February 2012. Since March 2009, Dr. Fuchs has served as the Executive Vice President and Chief Medical Officer of BioMarin Pharmaceutical Inc. From September 2005 to December 2008, Dr. Fuchs was Executive Vice President and Chief Medical Officer of Onyx Pharmaceuticals, Inc. From 1996 to 2005, Dr. Fuchs served in multiple roles of increasing responsibility at Ardea Biosciences, Inc., first as Vice President, Clinical Affairs, then as President and Chief Operating Officer, and finally as Chief Executive Officer. From 1987 to 1996, Dr. Fuchs held various positions at Genentech Inc. Dr. Fuchs serves on the Board of

Directors of Genomics Health, Inc. and was on the Board of Directors of Ardea Biosciences, Inc. from 1996 until its acquisition by AstraZeneca PLC in 2012. Dr. Fuchs received a B.A. in Biochemical Sciences from Harvard University, and an M.D. from George Washington University.
We believe that Dr. Fuchs' experience as an executive and his breadth of knowledge and valuable understanding of the pharmaceutical industry qualify him to serve on our Board of Directors.
Martin Godbout, O.C., Ph.D. has served as a member of our Board of Directors since September 2002. Since October 2009, Dr. Godbout has served as the President of Hodran Inc. From April 2000 to October 2009, Dr. Godbout was the Founder, President and Chief Executive Officer of Genome Canada, a private, not-for-profit corporation, dedicated to investing and implementing a national strategy in genomics and proteomics research in Canada. From May 1997 to January 1999, Dr. Godbout was the Senior Vice-President of BioCapital, a Canadian venture capital firm. From May 1994 to May 1997, he was President and General Manager of Société Innovatech Québec, a technology investment fund. In 1994 he founded BioContact Québec, an international biopharmaceutical partnership symposium. From December 1993 to April 1994, he was Assistant Managing Director responsible for biopharmaceutical industry relations at the Research Centre of Centre Hospitalier de l'Université Laval (CHUL). In 1991, Dr. Godbout came back to Laval University as an Assistant Professor at the Department of Psychiatry at the Faculty of Medicine. From 1985 to 1990, he received a postdoctoral fellowship from the Medical Research Council (MRC) of Canada and went to San Diego, California, where he was trained in Neuromolecular Biology at The Scripps Research Institute. Dr. Godbout is presently a member of the Board of Directors of several Canadian biopharmaceutical companies, foundations and scientific Canadian organizations, including Acasti Pharma Inc., AmorChem Financial Inc., AngioChem Inc., AsmaCure Ltd., Génome Québec (chairman), BioContact, BioQuébec FQRS, Montréal In Vivo et la Fondation de l'ataxie de Charlevoix. Dr. Godbout has been a member of the Board of Directors of the "Conseil de la Science et de la Technologie du Québec" from 1996 to 2004 and of the National Science and Engineering Research Council of Canada from 1999 to 2002. Dr. Godbout holds a B.Sc. in biochemistry (1979) and a Ph.D. in physiology and molecular endocrinology from Laval University in Québec City.
Based on Dr. Godbout's experience in the biopharmaceutical industry and his scientific background, we believe Dr. Godbout has the appropriate set of skills to serve on our Board of Directors.
Craig Johnson has served as a member of our Board of Directors since September 2013. Mr. Johnson serves on the boards of directors for several life science companies. He is currently a director for Heron Therapeutics, Inc., a Nasdaq-listed specialty pharmaceutical company; Adamis Pharmaceuticals Corporation, a Nasdaq-listed biopharmaceutical company; and La Jolla Pharmaceutical Company, a Nasdaq-listed biopharmaceutical company. Mr. Johnson also served as a past director of Ardea Biosciences, Inc., a Nasdaq-listed biotechnology company, from 2008 until its sale to AstraZeneca PLC in 2012. In addition to his board service, Mr. Johnson has served as an advisor to Daisas Medical, LLC since 2012. From 2011 to 2012 he was Chief Financial Officer of PURE Bioscience, Inc., and from 2010 to 2011 he was Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. from 2004 until its sale to Raptor Pharmaceuticals Corp. in 2009, and then as Vice President of a wholly-owned subsidiary of Raptor Pharmaceutical Corp. from 2009 to 2010. He held several positions, including Chief Financial Officer and Senior Vice President of Operations, at MitoKor, Inc. from 1994 to 2004. Prior to 1994, Mr. Johnson held senior financial positions with several early-stage technology companies, and also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received his B.B.A. in accounting from the University of Michigan-Dearborn.
We believe Mr. Johnson's leadership and experience and skills in accounting and finance qualify him to serve on our Board of Directors.
Rodney Lappe, Ph.D. has served as a member of our Board of Directors since June 2012, and as Chairman of the Board since July 2013. Since January 2012, Dr. Lappe has served as the Senior Vice President of Tavistock Life Sciences, a private investment firm. From January 2004 to December 2011, Dr. Lappe was Group Senior Vice President, Pfizer Worldwide Research and Development and Chief Scientific Officer for CovX in San Diego, California. Dr. Lappe joined Pfizer with the CovX acquisition in 2008. From 2000 to 2002, Dr. Lappe served as Vice President for cardiovascular and metabolic diseases at Pharmacia. He was also site leader for Pharmacia in St. Louis. Prior to joining Pharmacia, he held positions of increasing responsibility with Wyeth, Rorer Central Research, CIBA Geigy and Searle Pharmaceuticals. Dr. Lappe received his B.A. from Blackburn College and his Ph.D. in Pharmacology from Indiana University.
We believe Dr. Lappe's extensive experience managing pharmaceutical and biotech companies bring important strategic insight and qualifies him to serve on our Board of Directors.
Peter Thompson, M.D. has served as a member of our Board of Directors since June 2011. Since September 2013 he has been a Private Equity Partner at Orbimed Advisors LLC, a healthcare dedicated investment firm, where he previously served as a Venture Partner from August 2010 through September 2013. In 2002, he co-founded Trubion Pharmaceuticals, and served as its Chief Executive Officer and Chairman until 2009. Dr. Thompson is the former Vice President & General Manager of Chiron Informatics at Chiron Corporation and held various executive positions in Becton, Dickinson, and Company, including Vice President, Research and Technology Department. He serves as a director on the Boards of Anthera Pharmaceuticals Inc., Response Biomedical Inc., Cleave Biosciences Inc. (co-founder) and Principia Biosciences Inc. Dr. Thompson is an Ernst & Young LLP Entrepreneur of the Year awardee, an inventor of numerous patents, a board-certified internist and oncologist, and an Affiliate Professor of Neurosurgery at the University of Washington. He was on faculty at the National Cancer Institute, trained in internal medicine training at Yale University, and received his M.D. from Brown University.
We believe Dr. Thompson's leadership and experience in the pharmaceutical industry and his success as a venture capitalist qualify him to serve on our Board of Directors.
RISK FACTORS
Except for the historical information contained herein, this annual report on Form 10-K and the information incorporated by reference herein contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to such differences are described in the following section as well as those discussed in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere throughout this report and in any other documents incorporated by reference herein. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We disclaim any obligation to update any forward-looking statement.

Risks Relating to Our Financial Position and Capital Requirements
We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.
Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $19.8 million and $15.1 million for 2013 and 2012, respectively. We believe that our current cash and cash equivalents and short-term investments will sustain our operations through the end of 2015. Pursuant to our current plans, we do not anticipate initiating Phase 3 trials with mocetinostat absent additional financing or the establishment of a collaboration for late-stage development. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency, or EMA, requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.
If we are unable to obtain funding from equity offerings or debt financings on a timely basis, we may be required to (1) seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; (2) relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or (3) significantly curtail one or more of our research or development programs or cease operations altogether.
We are a clinical-stage company with no approved products and no historical product revenue. Consequently, we expect that our financial and operating results will vary significantly from period to period.
We are a clinical-stage company that has incurred losses since its inception and expect to continue to incur substantial losses in the foreseeable future. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty.

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

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

•	competition from existing products or new products that may receive marketing approval;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	any delays in regulatory review and approval of our product candidates;

•	our ability to identify and develop additional product candidates;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability, and the ability of third parties such as Clinical Research Organizations, or CROs, to adhere to clinical study and other regulatory requirements;

•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;

•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.
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
We have derived limited revenue from our research and licensing agreements which have not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the years ended December 31, 2013 and 2012 was $52.9 million and $20.3 million, respectively. As of December 31, 2013, we had an accumulated deficit of $198.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
We do not anticipate generating revenue from sales of products for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. If one or more of our product candidates is approved for commercial sale and we retain commercial rights, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Therefore, even if we are able to generate revenue from the sale of any approved product, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing development and clinical trial programs for our product candidates;

•	entering into collaboration and license agreements;

•	seeking and obtaining marketing approvals for any product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	successfully commercializing any product candidates for which marketing approval is obtained; and

•	successfully establishing a sales force and marketing and distribution infrastructure.
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
Our headquarters were previously located in Canada and many of our material contracts were entered into in Canada. A significant portion of our expenditures are in foreign currencies, most notably in Canadian dollars; therefore, we are subject to foreign currency fluctuations which may, from time to time, impact (positively or negatively) our financial position and results of operations. Exchange rates can fluctuate significantly and cannot be easily predicted; thus, we may experience significant shifts in currency exchange variances in the future. We maintain bank accounts in both Canadian dollars and U.S. dollars and do not hedge our positions. Our functional currency at December 31, 2013 was the U.S. dollar. Prior to January 1, 2013 our functional currency was the Canadian dollar.
As a public company in the United States, we are subject to the Sarbanes-Oxley Act. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.
Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company's internal control over financial reporting.
As a "smaller reporting company" (as defined in the Exchange Act) we will be required to comply with Section 404 of the Sarbanes-Oxley Act although, as an "emerging growth company" (as defined in the JOBS Act) and a smaller reporting company, we are not required to comply with Section 404(b) which requires attestation from our external auditors on our internal control over financial reporting. We are subject to Section 404(a), which requires management to provide a report regarding the effectiveness of internal controls. We were previously listed on the Toronto Stock Exchange, or TSX, from June 2004 until July 2013 and were subject to similar governance requirements under Multi-lateral Instrument 52-109. We are required to review all of our control processes to align them to the SOX 404 requirements. Failure to provide assurance that our financial controls are effective could lead to lack of confidence by investors which could lead to a lower share price. When and if we become a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company" (each as defined in the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act), our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our systems including information technology, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff.
We will incur significant increased costs as a result of operating as a U.S. public company and continuing to be a Canadian "reporting issuer."
Although we de-listed from the TSX effective as of July 26, 2013, we will continue to be subject to Canadian reporting obligations. Our Canadian reporting obligations will continue until we meet certain prescribed thresholds which would allow us to apply to cease being a Canadian "reporting issuer." We may incur significant additional accounting, reporting and other expenses in order to maintain our listing on The NASDAQ Capital Market, and fulfill our obligations as a Canadian "reporting issuer." As a U.S. listed public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a company listed on the TSX. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
We are currently a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and had a public float of less than $75 million and annual revenue of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company at such time as we cease being an emerging growth company, we will be required to provide additional disclosure in our SEC filings. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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
We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our or our future collaborators' ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, if required, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
All of our product candidates are subject to extensive regulation, which can be costly and time consuming, cause delays or prevent approval of such product candidates for commercialization.
The clinical development of product candidates is subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities in foreign markets. Product development is a very lengthy and expensive process, and its outcome is inherently uncertain. The product development timeline can vary significantly based upon the product candidate's novelty and complexity. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.
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
We plan to submit an SPA to the FDA for the planned Phase 3 development of mocetinostat. The FDA's SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We cannot guarantee that we will obtain an SPA for the Phase 3 development of mocetinostat or that an SPA, if obtained, would ultimately aid in obtaining regulatory approval.
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
The FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
We have no experience in commercial manufacturing and depend on others for the production of our product candidates at suitable levels of quality and quantity. Any problems or delays in the manufacture of our products would have a negative impact on our ability to successfully execute our development and commercialization strategies.
We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on collaborators and/or third parties for development, scale-up, formulation, optimization, management of clinical trial and commercial scale manufacturing and commercialization. There are no assurances we can scale-up, formulate or manufacture any product candidate in sufficient quantities with acceptable specifications for the conduct of our clinical trials or for the regulatory agencies to grant approval of such product candidate. We have not yet commercialized any products and have no commercial manufacturing experience. To be successful, our products must be properly formulated, scalable, stable and safely manufactured in clinical trial and commercial quantities in compliance with GMP and other regulatory requirements and at acceptable costs. Should any of our suppliers or our collaborators be unable to supply or be delayed in supplying us with sufficient supplies, no assurance can be given that we will be able to find alternative means of supply in a short period of time. Should such parties' operations suffer a material adverse effect, the manufacturing of our products would also be adversely affected. Furthermore, key raw materials could become scarce or unavailable. There may be a limited number of third parties who can manufacture our products. We may not be able to meet specifications previously established for compounds during scale-up and manufacturing.
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
Even if our product candidates are successfully developed and receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors such as private insurers or governments and other funding parties and the medical community. The degree of market acceptance for any of our products will depend on a number of factors, including:

•	demonstration of the clinical efficacy and safety of our products;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the product's approved labeling;

•	cost-effectiveness and availability of acceptable pricing;

•	competitive product profile versus alternative treatment methods and the superiority of alternative treatment or therapeutics;

•	the effectiveness of marketing and distribution methods and support for the products; and

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
Our and our collaborators' ability to commercialize our products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such products and related treatments will be available from governmental health payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. No assurance can be given that third-party coverage and adequate reimbursement will be available that will allow us to maintain price levels sufficient for the realization of an appropriate return on our investment in product development.
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

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer's outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer's Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing a manufacturer's Medicaid rebate liability;

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
Many of the organizations which could be considered to be our competitors have substantially more financial and technical resources, more extensive discovery research, preclinical research and development capabilities and greater manufacturing, marketing, distribution, production and human resources than we do. Many of our current or potential competitors have more experience than us in research, preclinical testing and clinical trials, drug commercialization, manufacturing and marketing, and in obtaining domestic and foreign regulatory approvals. In addition, failure, unacceptable toxicity, lack of sales or disappointing sales or other issues regarding competitors' products or processes could have a material adverse effect on our product candidates, including our clinical candidates or our lead compounds. Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and brand recognition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.
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
Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Charles M. Baum, M.D., Ph.D., our President and Chief Executive Officer, Mark J. Gergen, our Executive Vice President and Chief Operations Officer, Isan Chen, M.D., our Executive Vice President and Chief Medical and Development Officer, James Christensen, Ph.D. our Chief Scientific Officer, and Jamie A. Donadio, our Vice President of Finance, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these individuals to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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
Our recently announced consolidation of our Canadian and New Jersey laboratory operations and related reduction in employees may disrupt our business, and we may not be able to adequately replace lost functionality through planned additional hiring at our San Diego facility or use of third-party service providers.
In connection with the Arrangement completed on June 28, 2013, we relocated our corporate headquarters from Montreal, Canada to San Diego, California. Since relocating to San Diego, we have maintained operations in our Canadian office. In addition to the ongoing operations in our Canadian office, we also maintain facilities in Princeton, New Jersey. On October 1, 2013, we announced the closure of our New Jersey operations as of October 31, 2013 and the transition of our Canadian operations to our San Diego offices by March 2014. In connection with these efforts, there will be an aggregate reduction in force of approximately 27 employees in our Montreal and Princeton offices, or approximately 75% of our workforce. As of December 31, 2013, our workforce was reduced by 12 employees. The remainder of the reduction in force is expected to be completed by March 2014. We have partially offset and will continue to offset, this reduction in force by hiring additional personnel in our San Diego office and by engaging third-party service providers to perform certain functions. However, we may not be able to attract and retain the type and number of employees we desire in San Diego, or do so on our planned timeline. During this transition period, we may incur disruptions in our business, including from the loss of functionality we currently maintain in our Montreal and Princeton facilities. In addition, we may be unable to realize the efficiencies we are seeking by consolidating our operations in a single office in San Diego. If we are unable to realize such efficiencies or attract and retain qualified personnel in San Diego and effectively outsource certain other functions to third-party service providers, our operations and ability to execute our business plan would be adversely affected.
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
As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to CMS information related to "payments or other transfers of value" made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with data collection beginning on August 1, 2013, requirements for manufacturers to submit reports to CMS by March 31, 2014 and the 90th day of each subsequent calendar year, and disclosure of such information to be made by CMS on a publicly available website beginning in September 2014; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers, pharmaceutical companies or others. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management's time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue from product sales; and

•	the inability to commercialize any our product candidates, if approved.
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
Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators' or in third party service vendors' operations could result in a material disruption of our drug discovery programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our drug discovery programs may be adversely affected and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.
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
Our patents may be challenged by third parties in patent litigation. In addition, it is possible that third parties with products that are very similar to ours will circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts. There are no assurances that our patent counsel, lawyers or advisors have given us correct advice or counsel. Opinions from such patent counsel or lawyers may not be correct or based on incomplete facts. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor's technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information and technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in Canada, the United States or Europe. Unauthorized disclosure of our proprietary information could also harm our competitive position. We could also inadvertently use our collaborators' data inappropriately which could lead to liability. We may file patent applications but have claims restricted or we may not be able to supply sufficient data to satisfy a patent office to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application.
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
We cannot be certain that any country's patent and/or trademark office will not implement new rules which could affect how we draft, file, prosecute and/or maintain patents and patent applications. We cannot be certain that increasing costs for drafting, filing, prosecuting and maintaining patent applications and patents will not restrict our ability to file for patent protection, or to prosecute applications through to grant. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources. There is no assurance that we could enter into licensing arrangements at a reasonable cost, or develop or obtain alternative technology in respect of patents issued to third parties that incidentally cover our products. Any inability to secure licenses or alternative technology could result in delays in the introduction of some of our products or even lead to prohibition of the development, manufacture or sale of certain products by us.
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
No assurance can be given that our patents, once issued, would be declared by a court to be valid or enforceable, or that we would not be found to infringe a competitor's patent.
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

Parties making claims against us for infringement of their intellectual property rights may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we could be required to redesign our infringing products or obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. It may be impossible to redesign our products and technology, or it may require substantial time and expense, which could force us to cease commercialization of one or more of our product candidates, or some of our business operations, which could materially harm our business. In addition, in any such proceeding, we may be required to pay substantial damages, including treble damages and attorneys' fees in the event we are found liable for willful infringement.
Our intellectual property may be infringed upon by a third party.
Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. We may attempt to invalidate a competitor's patent. There is no assurance such action will ultimately be successful and, even if initially successful, it could be overturned upon appeal. There is no assurance that we would be successful in a court of law to prove that a third party is infringing one or more of our issued patents. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise less commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third party infringer within legal timeframes that would enable us to seek adequate compensation, or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third-party may be operating in a foreign country where the infringer is difficult to locate, where we do not have issued patents and/or the patent laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex patent infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain products by us. There is no assurance that a product produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in market share and profits.
Risks Related to Our Shares of Common Stock
Our share price is volatile and may be influenced by numerous factors that are beyond our control.
A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. Factors such as clinical and regulatory developments regarding our products or processes, developments regarding potential or future third-party collaborators, announcements of technological innovations, new commercial products, patents, the development of proprietary rights by us or by others or any litigation relating to these rights, regulatory actions, general conditions in the biotechnology and pharmaceutical industries, failure to meet analysts' expectations, publications, financial results or public concern over the safety of biopharmaceutical and biotechnological products, economic conditions in the United States, Canada or abroad, terrorism and other factors could have a significant effect on the share price for our shares of common stock. Any setback or delay in the clinical development of our programs could result in a significant decrease in our share price. In recent years the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition other biotechnology companies or our competitors' programs could have positive or negative results that impact their stock prices and their results, or stock fluctuations could have a positive or negative impact on our stock price regardless whether such impact is direct or not.
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
Our principal stockholders control the majority of our shares, and their actions may significantly influence matters submitted to our stockholders for approval and our share price.
Based on the information available to us, as of January 31, 2014, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 65% of our outstanding common stock. Baker Bros. Advisors, L.L.C., or Baker Brothers, and Tavistock Life Sciences Co., or Tavistock, and their affiliates collectively own approximately 35% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Tavistock each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively aker Brothers and Tavistock may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Tavistock or any of other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.
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
Pursuant to our 2013 Equity Incentive Plan, or the 2013 Plan, and our 2013 Employee Stock Purchase Plan, or the ESPP, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our stockholders to experience additional dilution, which could cause our stock price to fall.
Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change U.S. net operating loss carryforwards, or NOLs, and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, would be our stockholders' only source of gain.
We have never declared or paid any cash dividends on our common shares, and we currently expect that our earnings and cash flow will primarily be retained and used in our operations, including servicing any debt obligations we may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, we may not be able to generate sufficient cash flow in order to allow us to pay future dividends on, or make any distributions with respect to our common stock. As a result, capital appreciation, if any, of our common stock would be our stockholders' sole source of gain on their investment in our common stock for the foreseeable future.

Item 1B.     Unresolved Staff Comments
        None.
Item 2.     Properties
        Our corporate headquarters is located at 9363 Towne Centre Drive, San Diego, California 92121 where we occupy approximately 6,800 square feet of office space. The term of our sublease at Towne Centre Drive, San Diego expires on December 31, 2014. Our Canadian office is currently located at 7150 Frederick Banting Street, Suite 200, Montreal, Québec, H4S 2A1, and we occupy approximately 10,000 square feet of office and laboratory space. The term of our lease at Frederick Banting Street, Montreal expires on August 1, 2014 with an option to extend the lease by six months. We have previously announced our intention to close that facility; therefore, that lease will expire pursuant to its terms in August 2014. In 2012 we leased a facility in Princeton, New Jersey that we closed in October 2013. We negotiated the termination of that lease effective December 31, 2013. Rental payments are approximately $13,000 per month for our Montreal office and approximately $14,000 per month for our San Diego office. Following the closure of the Princeton and Montreal facilities, our sole location will be in San Diego.
Item 3.     Legal Proceedings
None.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
        Our common stock has been listed on The NASDAQ Capital Market since July 15, 2013 under the symbol "MRTX". Prior to that date, there was no public market for our common stock in the United States as our common stock was listed on the Toronto Stock Exchange, or TSX.

On March 12, 2014, the last reported sale price for our common stock on The NASDAQ Capital Market was $21.09 per share. The following table sets forth the range of high and low sales prices per share of our common stock as reported on The NASDAQ Capital Market and the TSX for the period indicated.

	Stock Exchange	High	Currency	Low	Currency
Year Ended December 31, 2013
Fourth Quarter	The NASDAQ Capital Market*	$20.90	USD	$15.00	USD
Third Quarter (from July 15, 2013 through September 30, 2013)	The NASDAQ Capital Market*	$17.24	USD	$7.00	USD
Third Quarter (from July 1, 2013 through July 14, 2013)	TSX**	$7.20	CAD	$6.80	CAD
Second Quarter	TSX**	$8.50	CAD	$3.50	CAD
First Quarter	TSX**	$10.00	CAD	$6.50	CAD
Year Ended December 31, 2012
Fourth Quarter	TSX**	$13.50	CAD	$7.00	CAD
Third Quarter	TSX**	$22.00	CAD	$11.00	CAD
Second Quarter	TSX**	$15.00	CAD	$11.00	CAD
First Quarter	TSX**	$16.50	CAD	$13.50	CAD

*Prices quoted for The NASDAQ Capital Market are in U.S. dollars.

** Prices quoted for the TSX are in Canadian dollars.

As of March 12, 2014, we had 20 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K):

Warrant exercise

In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the quarter ended December 31, 2013, three holders of an aggregate of 190,871 warrants elected to net exercise their warrants, resulting in the issuance of an aggregate of 108,321 shares of our common stock.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D in that each issuance of securities was to an accredited investor under Rule 501 of Regulation D and did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. There were no underwriters employed in connection with any of the transactions set forth above.

Use of Proceeds
We commenced our first public offering in the United States pursuant to a registration statement on Form S-1 (File No. 333-191544) that was declared effective by the SEC on October 23, 2013 and registered an aggregate of 3,250,000 shares of our common stock for sale to the public at price of $17.50 per share for an aggregate offering price of approximately $56.9 million. On October 29, 2013, we completed the offering. On November 27, 2013 the underwriters exercised their option to purchase an additional 87,500 shares of our common stock at a price of $17.50 per share and an aggregate additional offering price of approximately $1.5 million. Jefferies LLC and Leerink Swann LLC acted as joint book-running managers for the offering, and Piper Jaffray & Co. served as co-manager for the offering.
The underwriting discounts and commissions connected with the offering totaled approximately $3.5 million. We incurred additional costs of approximately $0.7 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $4.2 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $54.2 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
As of December 31, 2013 we have invested the funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit and guaranteed obligations of the U.S. government. We plan to use the net proceeds from our public offering to fund our planned clinical and dose confirmation trials for our lead product candidates and for research and development activities, working capital and other general corporate purposes. Our expected use of net proceeds from our public offering represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, and the amount and timing of additional revenues. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

Item 6. Selected Consolidated Financial Data
Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
Consolidated Statements of Operations and Comprehensive Loss	2013	2012

	(in thousands, except share and per share amounts)
Expenses
Research and development	$19,797	$15,081
General and administrative	11,144	5,394
Restructuring costs	1,025	—
Total operating expenses	31,966	20,475
Loss from operations	(31,966)	(20,475)
Other income (expense), net	(1,117)	228
Change in fair value of warrant liability*	(19,799)	—
Loss before income taxes	(52,882)	(20,247)
Income tax expense (benefit)	(23)	39
Net loss for the period	(52,859)	(20,286)
Unrealized loss on available-for-sale investments	(13)	—
Comprehensive loss for the year	(52,872)	(20,286)
Basic and diluted net loss per share	$(4.78)	$(3.00)
Weighted average number of shares used in computing net loss per share, basic and diluted	11,057,040	6,762,985
*As described in Note 2 to our Consolidated Financial Statements, the Company reclassified common stock warrants issued in 2011 and 2012 from Stockholders' Equity to current liability due to a January 1, 2013 change in the Company's functional currency. The Company adjusts the fair value of the warrant liability to the current fair market value and any corresponding increase or decrease to the warrant liability is recorded as income or expense in the line titled Change in fair value of warrant liability.

	December 31,
Consolidated Balance Sheet Data	2013	2012
	(in thousands)
Cash, cash equivalents and short-term investments	$62,070	$36,983
Working capital	25,563	33,989
Total assets	64,537	39,801
Accumulated deficit	(198,391)	(140,491)
Total stockholders' equity	25,885	34,416

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Mirati Therapeutics, Inc., or Mirati, was incorporated under the laws of the State of Delaware on April 29, 2013. On May 8, 2013, our Board of Directors approved and we entered into an arrangement agreement with MethylGene Inc., a corporation incorporated under the Canada Business Corporations Act, or MethylGene Canada. Subject to the terms and conditions of the arrangement agreement, the shareholders of MethylGene Canada received one share of our common stock in exchange for every 50 common shares of MethylGene Canada, which had the effect of a 50-for-1 reverse split of the common shares pursuant to a court-approved plan of arrangement under Section 192 of the Canada Business Corporations Act. Such transaction is referred to herein as the Arrangement. In addition, all outstanding options and warrants to purchase common shares of MethylGene Canada became exercisable on a 50-for-1 basis for shares of our common stock, and a proportionate adjustment was made to the exercise price or conversion price, as applicable. Upon consummation of the Arrangement on June 28, 2013, MethylGene Canada became our wholly-owned subsidiary. As a result, the discussion contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including the financial information and related disclosure, reflect the consolidated operations of Mirati.
During the first half of 2013 we conducted virtually all of our business operations through MethylGene Canada and its wholly-owned subsidiary, MethylGene US Inc. Beginning in the second half of 2013, we began to conduct the majority of our business operations through Mirati.
Our historical functional currency was Canadian dollars as of December 31, 2012. Effective January 1, 2013, our functional currency is U.S. dollars. Our reporting currency is U.S. dollars and prior to January 1, 2013, for presentation purposes, assets and liabilities have been translated to U.S. dollars at exchange rates at the reporting date. Income and expenses have been translated to U.S. dollars at the average exchange rate for the period in which the transactions occurred. Equity transactions have been translated at the spot exchange rates on the date the transactions occurred. Exchange rate differences are recognized in a separate component of stockholders' equity titled accumulated other comprehensive income.
Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific subsets of cancer patients with unmet needs. Our pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, multi-targeted kinase inhibitors with distinct target profiles that are in development to treat patients with NSCLC HNSCC and other solid tumors. MGCD265 is in Phase 1/2 clinical development and MGCD516 is in advanced preclinical development, with Phase 1 clinical development anticipated to begin in the first half of 2014. Mocetinostat is an orally-bioavailable, spectrum-selective HDAC inhibitor for the first line treatment of patients with MDS. We are planning to initiate a Phase 3 clinical trial of mocetinostat in the end of 2014.
We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments from our collaboration arrangements.
We have incurred losses in each year since our inception. Our net losses were $52.9 million and $20.3 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $198.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Functional Currency
Prior to January 1, 2013, our functional currency has been the Canadian dollar and the functional currency of our subsidiaries, MethylGene Canada and MethylGene US Inc., has also been the Canadian dollar.
Management undertook a detailed review of the appropriateness of the status of our functional currency by operating department for 2013. As we do not have revenue, the primary factor in determining functional currency relates to the currency in which we incur most of our expenditures. Based on our projections, we expected the level of spending in U.S. dollars to exceed that in Canadian dollars for 2013 and onwards. As a result, we adopted the U.S. dollar as our functional currency effective January 1, 2013. Management undertakes a detailed review of the appropriateness of the status of our functional currency on a periodic basis. Our reporting currency is the U.S. dollar.
Fair value measurements
GAAP requires us to estimate the fair value of certain assets and liabilities as of the date of their acquisition or incurrence, on an ongoing basis, or both. Determining the fair value of an asset or liability requires the use of accounting estimates and assumptions which are judgmental in nature and could have a significant impact on the determination of the amount of the fair value ascribed to the asset or liability.
Warrant liability
As previously mentioned, we changed our functional currency to the U.S. dollar effective January 1, 2013. The change in functional currency required that we change our classification of common stock warrants denominated in Canadian dollars from a component of stockholders' equity to a current liability. We record the warrant liability at fair value (estimated using the Black-Scholes option-pricing model) and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants recorded as a change in fair value of warrant liability in the consolidated statements of operations and comprehensive loss.

Clinical trial expenses
Our expense accruals for clinical trials are based on estimates of the services received from clinical trial investigational sites and contract research organizations, or CROs. Payments under some of the contracts we have with such parties depend on factors such as the milestones accomplished, successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.
Valuing stock-based compensation
We have a stock option compensation plan in which the fair value of stock options granted is determined at the date of the grant using the Black-Scholes option-pricing model and is expensed over the vesting period of the options. Stock compensation is recognized using the accelerated graded vesting method. In determining the expense, we deduct the number of options that are expected to be forfeited at the time of a grant and revise this estimate, if necessary, in subsequent years if actual forfeitures differ from those estimated. Any amounts paid by employees on exercise of the stock options and subsequent purchase of stock are credited to common stock.
Jobs Act
In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." As an "emerging growth company," we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an "emerging growth company" we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the first sale of our common stock pursuant to an effective registration statement or until we no longer meet the requirements of being an "emerging growth company," whichever is earlier.
Financial Operations Overview and Results of Operations
Comparison of the Years Ended December 31, 2013 and 2012
The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2013	2012
Research and development, net	$19,797	$15,081	$4,716
General and administrative	11,144	5,394	5,750
Restructuring costs	1,025	—	1,025
Change in fair value of warrant liability	(19,799)	—	(19,799)
Other income (expense), net	(1,117)	228	(1,345)

Revenue
To date, we have not generated any revenue from product sales and do not expect to do so for a number of years. Revenue to date have been generated substantially from our research collaborations and license agreements. We do not anticipate significant revenue from our existing collaboration arrangements in the foreseeable future. We may never generate revenue from MGCD265, MGCD516 or mocetinostat, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.
Research and development expenses
Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs for our employees, fees paid to external service providers such as CROs and contract manufacturing organizations related to clinical trials, contractual obligations for clinical development, clinical sites, manufacturing and scale-up, formulation of clinical drug supplies, and costs for facilities and amortization of equipment. We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of MGCD265, MGCD516 and mocetinostat. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.
Our recent historical research and development efforts have been focused on MGCD265 for oncology and MGCD290 for antifungal indications. In future periods, we intend to focus our research and development efforts on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat.
Our research and development efforts during the year ended December 31, 2013 were focused on oncology, including MGCD265, MGCD516 and mocetinostat. During the year ended December 31, 2012 we were focused on MGCD265 for oncology and MGCD290 for antifungal indications. The following table summarizes our research and development expenses, in thousands:

	Years Ended December 31,
	2013	2012
Third-party clinical development costs:
MGCD265	$6,132	$6,377
MGCD290	1,485	3,054
mocetinostat	2,077	52
MGCD516	1,973	—
Total third-party clinical development costs	11,667	9,483
Internal clinical development costs	3,771	3,609
Total clinical development	15,438	13,092
Non-clinical research and development	5,190	3,664
Research and development, gross	20,628	16,756
Less: Investment tax credits	(831)	(1,675)
Research and development expense	$19,797	$15,081
Research and development expenses were $19.8 million in 2013 compared to $15.1 million in 2012. The increase of $4.7 million primarily reflects increased costs for mocetinostat including costs associated with a dose confirmation clinical trial for mocetinostat which commenced in the fourth quarter of 2013, and costs associated with preparation for an Investigational New Drug, or IND, application for MGCD516, planned for the first half of 2014. During the year ended December 31, 2012 we recorded a favorable adjustment of prior year calculations of investment tax credits, or ITCs, subsequent to the completion of an audit of such ITCs by the provincial tax authority. Partially offsetting these increases were reduced costs for MGCD290 which we are no longer actively pursuing internally.
Clinical development timelines, the probability of success, and development costs can differ materially from expectations, and the results from our clinical trials may not be favorable. If we are successful in progressing MGCD265 and

MGCD516 into later stage development, we will require additional capital; however, while we are currently focused on advancing MGCD265, MGCD516 and mocetinostat, the amount and timing of our future research and development expenses will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We expect that our research and development expenses may increase if we are successful in advancing MGCD265, MGCD516, mocetinostat or any of our preclinical programs into advanced stages of clinical development.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services.
General and administrative expenses were $11.1 million in 2013 compared to $5.4 million in 2012. The increase of $5.7 million primarily reflects increased costs associated with recent management changes and one-time costs associated with the listing of our shares of common stock on The NASDAQ Capital Market and the transition to becoming a Delaware corporation. Recurring external costs associated with becoming a publicly traded company in the United States are estimated to be approximately $0.5 million per year, consisting primarily of increased legal, accounting and insurance costs.
We expect that general and administrative expenses may increase in the future as we expand our operating activities.
Restructuring costs
In 2013, we incurred restructuring costs of $1.0 million due to the closing of the Montreal, Quebec and Princeton, New Jersey facilities. The offices are being closed due to our change in strategic direction and focus and the establishment of operations in San Diego. Employee separation charges amounted to $0.9 million while the remainder primarily related to facility charges and asset impairment. We expect to incur additional restructuring costs of $0.4 million associated with employee separation- and facilities-related costs during the first half of 2014.
Change in fair value of warrant liability
The Change in fair value of warrant liability represents the fair value adjustments to the warrant liability that were recorded during the period. During the year ended December 31, 2013 we recorded $19.8 million of expense associated with the change in fair value of warrant liability. As mentioned in the section titled Financial Overview, the January 1, 2013 change in functional currency required that we change our classification of common stock warrants denominated in Canadian dollars from a component of stockholders' equity to a current liability. During the year ended December 31, 2012 we did not record such fair value adjustments.
Other income (expense), net
Other income (expense), net consists primarily of interest income and foreign exchange gains and losses. Other income (expense), net was expense of $1.1 million for the year ended December 31, 2013 compared to income of $0.2 million for the year ended December 31, 2012. The increase in expense of $1.3 million primarily reflects the impact of foreign exchange rate changes between the U.S. dollar and Canadian dollar offset by interest income of $203,000.
Liquidity and Capital Resources
To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments from our collaboration arrangements. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.
At December 31, 2013, we had $62.1 million of cash, cash equivalents and short-term investments compared to $37.0 million at December 31, 2012. We believe that our current cash, cash equivalents and short-term investments will fund our currently planned operations through the end of 2015. Pursuant to our current plans, we do not anticipate initiating a Phase 3 clinical trial with mocetinostat absent additional financing or the establishment of a collaboration for late-stage development.

Cash Flows for the Years Ended December 31, 2013 and 2012
Operating Activities
Cash used for operating activities for the year ended December 31, 2013 was $29.5 million, compared to $16.7 million in 2012, an increase of $12.8 million. This increase primarily reflects increased research and development expenses, increased general and administrative expenses and increased restructuring costs in 2013 compared to 2012.
Investing Activities
Investing activities consist primarily of purchases, sales and maturities of short-term investments and purchases of property and equipment. Investing activities used cash of $29.5 million in 2013 and provided cash of $0.1 million in 2012. We acquired $0.2 million of property and equipment during both 2013 and 2012.
Financing Activities
Financing activities consist primarily of net proceeds from the sale of common stock and warrants and proceeds from the exercise of stock options and warrants. Financing activities generated cash flows of $54.8 million in 2013 compared to $24.8 million in 2012, an increase of $30.0 million. Cash flows from financing activities include net proceeds from a public offering of our common stock of $54.2 million in 2013 and net proceeds of $19.9 million from a private placement of our common stock and common stock equivalents in 2012.
Off-Balance Sheet Arrangements
During 2013 and 2012, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Internal Control Over Financial Reporting
Pursuant to Section 404(a) of the Sarbanes-Oxley Act, commencing the year following our first annual report required to be filed with the SEC, our management will be required to report on the effectiveness of our internal control over financial reporting. While we were subject to similar requirements pursuant to applicable Canadian requirements for companies listed on the TSX, the rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
       Some of our short-term investments have market risk in that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We mitigate credit risk by maintaining a well diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. We invest our excess cash in accordance with our investment policy.
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.     Financial Statements and Supplementary Data
        The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this annual report.
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
        None.

Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC which requires such assessment to be included beginning with a registrant's second Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
        None.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
        The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders. The information required by this item with respect to executive officers appears under Part I of this annual report on Form 10-K under the caption "Business-Executive Officers and Directors."
Item 11.     Executive Compensation
        The information required by this item is incorporated by reference to the information under the captions "Non-Employee Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
        The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
        The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Certain Relationships and Related Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders.
Item 14.     Principal Accountant Fees and Services
        The information required by this item is incorporated by reference to the information under the caption contained in "Ratification of Selection of Independent Registered Public Accounting Firm" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2014 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. None.

3. Exhibits.

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Form of Common Stock Certificate.(2)
10.1	Form of Securities Purchase Agreement relating to the 2011 private placement.(1)
10.2	Form of Securities Purchase Agreement relating to the 2012 private placement.(1)
10.3	Form of Warrant Certificate issued in connection with the 2011 private placement.(1)
10.4	Form of Warrant Certificate issued in connection with the 2012 private placement.(1)
10.5+	Amended and Restated Incentive Stock Option Plan.(1)
10.6+	Form of 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.(1)
10.7+	Form of 2013 Employee Stock Purchase Plan.(1)
10.8*	Research Collaboration and License Agreement, dated March 25 2008, by and between MethylGene Inc. and Otsuka Pharmaceutical Co., Ltd.(1)

10.9	Letter Agreement, dated August 8, 2009, by Otsuka Pharmaceutical Co., Ltd., relating to Research Collaboration and License Agreement dated March 25, 2008.(1)
10.10*	Letter Agreement, dated April 14, 2010, by and between MethylGene Inc. and Otsuka Pharmaceutical Co., Ltd., relating to Research Collaboration and License Agreement dated March 25, 2008.(1)
10.11*	First Amendment to Research Collaboration and License Agreement, dated March 25, 2010, by and between MethylGene Inc. and Otsuka Pharmaceutical Co., Ltd.(1)
10.12*	Collaboration and License Agreement, dated October 16, 2003, by and between MethylGene Inc. and Taiho Pharmaceutical Co. Ltd.(1)
10.13*	Amendment Number One to Collaboration and License Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd.(1)
10.14*	Letter Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd., relating to Collaboration and License Agreement dated October 16, 2003.(1)
10.15*	Collaboration Agreement, dated February 7, 2005, by and between MethylGene Inc. and EnVivo Pharmaceuticals, Inc.(1)
10.16*	Back-Out, Amendment and Release Agreement, dated January 31, 2008, by and between MethylGene Inc. and EnVivo Pharmaceuticals, Inc.(1)
10.17+	Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum.(1)
10.20+	Employment Agreement, dated February 15, 2013, by and between MethylGene Inc. and Mark J. Gergen.(1)
10.25	Agreement of Lease, dated February 2, 2012, by and between MethylGene Inc. and GE Q-Tech Real Estate Holdings Inc.(1)
10.26	Amendment #1, dated June 18, 2012, by and between MethylGene Inc. and GE Q-Tech Real Estate Holdings Inc., relating to Agreement of Lease, dated February 2, 2012.(1)
10.27	Office Agreement, dated November 20, 2012, by and between Registrant and Regus Management Group, LLC.(1)
10.28	Addendum to Service Agreement, dated January 4, 2013, by and between MethylGene Inc. and HQ Global Workplaces.(1)
10.29+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum.(3)
10.30+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Mark J. Gergen.(3)
10.32	Sublease Agreement, dated May 28, 2013, by and between Amylin Pharmaceuticals, LLC and MethylGene US, Inc.(4)
10.34+	Letter Agreement, dated August 30, 2013, by and between the Registrant and Dr. Isan Chen.(5)
10.36+	Form of Indemnity Agreement.(5)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Cooley LLP. Reference is made to Exhibit 5.1.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Schema Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti- fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on July 9, 2013.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 13, 2013.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-191544), filed with the Securities and Exchange Commission on October 3, 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Mirati Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirati Therapeutics, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Montreal, Canada	/s/ Ernst & Young LLP(1)
March 17, 2014

_________________________
(1)CPA auditor, CA, public accountancy permit no. A120254

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$14,235	$18,403
Short term investments	47,835	18,580
Other current assets	2,145	2,346
Total current assets	64,215	39,329
Other assets	—	139
Property and equipment, net	322	333
Total assets	$64,537	$39,801
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	5,245	5,340
Warrant liability	33,407	—
Total current liabilities	38,652	5,340
Other liability	—	45
Total liabilities	38,652	5,385
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 13,446,976 and 9,957,725 issued and outstanding at December 31, 2013 and 2012, respectively	13	10
Warrants	—	11,153
Additional paid-in capital	214,756	154,224
Accumulated other comprehensive income	9,507	9,520
Accumulated deficit	(198,391)	(140,491)
Total stockholders' equity	25,885	34,416
Total liabilities and stockholders' equity	$64,537	$39,801

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012
Expenses
Research and development	19,797	15,081
General and administrative	11,144	5,394
Restructuring costs	1,025	—
Total operating expenses	31,966	20,475

Loss from operations	(31,966)	(20,475)

Other income (expense), net	(1,117)	228
Change in fair value of warrant liability	(19,799)	—

Loss before income taxes	(52,882)	(20,247)

Income tax expense (benefit)	(23)	39

Net loss for the year	$(52,859)	$(20,286)

Unrealized loss on available-for-sale investments	13	—

Comprehensive loss for the year	$(52,872)	$(20,286)
Basic and diluted net loss per share	$(4.78)	$(3.00)
Weighted average number of shares used in computing net loss per share, basic and diluted	11,057,040	6,762,985

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Common Stock Warrants	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at January 1, 2012	6,358,253	$6	$6,247	$132,312	$8,945	$(120,205)	$27,305
Net loss for the year	—	—	—	—	—	(20,286)	(20,286)
Stock-based compensation expense	—	—	—	2,009	—	—	2,009
Costs of reorganization	—	—	—	(15)	—	—	(15)
Issuance of common stock, net of costs	3,593,819	4	—	19,882	—	—	19,886
Issuance of warrants, net of costs	—	—	4,942	—	—	—	4,942
Net exercise of warrants	5,653	—	(36)	36	—	—	—
Foreign currency translation	—	—	—	—	575	—	575
Balance at December 31, 2012	9,957,725	10	11,153	154,224	9,520	(140,491)	34,416
Net loss for the year	—	—	—	—	—	(52,859)	(52,859)
Stock-based compensation expense	—	—	—	1,823	—	—	1,823
Reclassification of warrants	—	—	(11,153)	—	—	(5,041)	(16,194)
Reclassification of stock option liability	—	—	—	1,369	—	—	1,369
Issuance of common stock, net of costs	3,337,500	3	—	54,193	—	—	54,196
Exercise of options for cash	40,534	—	—	540	—	—	540
Exercise of warrants for cash	2,896	—	—	21	—	—	21
Net exercise of warrants	108,321	—	—	2,586	—	—	2,586
Unrealized loss on investments	—	—	—	—	(13)	—	(13)
Balance at December 31, 2013	13,446,976	$13	$—	$214,756	$9,507	$(198,391)	$25,885

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012
Operating activities
Net loss for the year	$(52,859)	$(20,286)
Non-cash adjustments reconciling net loss to operating cash flows
Depreciation of property and equipment	171	123
Stock-based compensation expense	1,823	2,009
Loss on disposal of property and equipment	40	—
Change in lease incentive liability	(70)	85
Expense associated with fair value adjustment of warrant liability	19,799	—
Expense associated with fair value adjustment of share-based liability	1,369	—
Changes in operating assets and liabilities
Other current assets	340	(15)
Accounts payable and accrued liabilities	(68)	1,434
Cash flows used for operating activities	(29,455)	(16,650)
Investing activities
Purchases of marketable securities and term deposits	(68,408)	(29,431)
Disposal and maturities of marketable securities and term deposits	39,138	29,716
Purchase of property and equipment	(204)	(230)
Proceeds from disposal of property and equipment	4	—
Cash flows provided by / (used for) investing activities	(29,470)	55
Financing activities
Proceeds from issuance of common stock, net of issuance costs	54,196	19,886
Proceeds from issuance of warrants, net of issuance costs	—	4,942
Proceeds from exercise of common stock options and warrants	561	—
Costs of reorganization	—	(15)
Cash flows provided by financing activities	54,757	24,813
Increase (decrease) in cash and cash equivalents	(4,168)	8,218
Effect of exchange rate changes on cash and cash equivalents	—	303
Cash and cash equivalents, beginning of year	18,403	9,882
Cash and cash equivalents, end of year	$14,235	$18,403
Income taxes paid	$35	$34

See accompanying notes

Mirati Therapeutics, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

1.	Description of Business
Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific subsets of cancer patients with unmet needs.

The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”). MethylGene’s common stock was listed on the Toronto Stock Exchange from June 29, 2004 until July 26, 2013 under the ticker symbol “MYG”. The Company also has an indirect, wholly-owned subsidiary, MethylGene US Inc., which was incorporated in Princeton, New Jersey on December 20, 2011 and started business activity in 2012. The Company’s common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol “MRTX”. During the first half of 2013 the Company conducted the majority of its operations through MethylGene and MethylGene US Inc. As a result of the arrangement agreement discussed in Note 2 under the heading "Basis of Presentation," Mirati became the parent company during the last half of 2013. Refer to Note 2 for further discussion of the Company’s corporate structure.

2. Summary of Significant Accounting Policies
Basis of presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These consolidated financial statements include the accounts of the Company, Methylgene and MethylGene US Inc. All significant inter-company transactions, balances, revenue and expenses have been eliminated upon consolidation.
Mirati was incorporated under the laws of the State of Delaware on April 29, 2013. The Company was created to enter into an arrangement agreement described below.
On May 8, 2013, the Company's Board of Directors approved and the Company entered into an arrangement agreement with MethylGene. Subject to the terms and conditions of the arrangement agreement, which was consummated on June 28, 2013, the shareholders of MethylGene received one share of the Company's common stock in exchange for every 50 common shares of MethylGene, which had the effect of a 50 for 1 reverse split of the common shares pursuant to a court-approved plan of arrangement under Section 192 of the Canada Business Corporations Act. Such transaction is referred to herein as the Arrangement. In addition, all outstanding options and warrants to purchase common shares of MethylGene became exercisable on a 50-for-1 basis for shares of our common stock, and a proportionate adjustment was made to the exercise price or conversion price, as applicable. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse split of our common stock for all periods presented. Upon completion of the Arrangement, MethylGene became the Company's wholly-owned subsidiary. The shares of the Company's common stock issued at the closing of the Arrangement were issued in reliance upon the exemption from registration under Section 3(A)(10) of the Securities Act of 1933, as amended.
These consolidated financial statements are presented in U.S. dollars, which effective January 1, 2013, is also the functional currency of the Company.
Foreign currency translation
Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at the period-end rates of exchange. Non-monetary assets and liabilities are translated at the historical exchange rates. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense) in the consolidated statements of operations and comprehensive loss. The Company recognized net foreign exchange losses of $1.3 million and $12 thousand in other income (expense) in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2013 and 2012, respectively.

Cash and cash equivalents
Cash is comprised of cash on hand and cash equivalents. Cash equivalents are comprised of short-term investment vehicles that are highly liquid and are readily convertible to known amounts of cash, which are subject to an insignificant risk of change in value, and have a maturity of less than 90 days from the date of purchase.
Short-term investments
Short-term investments consist of debt securities and other investment vehicles that are highly liquid and are readily convertible to known amounts of cash, which are subject to an insignificant risk of change in value, and have an original maturity of greater than 90 days. The majority of the Company's short-term investments are classified as available-for-sale investments. Certain of the Company's investments were purchased by its Canadian subsidiary prior to the Arrangement and are designated as held for trading investments as the investment portfolio is actively managed and their performance is evaluated on a fair value basis, in accordance with a documented risk management or investment strategy.
The Company's short-term investments are carried at their fair market value based upon quoted market prices for these or similar instruments at the balance sheet date. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders' equity until realized. Unrealized gains and losses on trading securities are included in other income (expense) on the statement of operations and comprehensive loss. Debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as realized gains and losses, are included in other income (expense).
We assess our investments for potential other-than-temporary impairment based on factors including the length of time and extent to which the fair market value has been below our cost basis, the current financial condition of the investee and our intent and ability to hold the investment for a sufficient period of time to allow for any anticipated recovery in market value. If we conclude that an other-than-temporary impairment exists, we recognize an impairment charge to reduce the investment to fair value and record the related charge as a reduction of interest to other income (expense), net. We determined there were no other-than-temporary declines in the value of short-term investments as of December 31, 2013 and 2012.
Property and equipment
Property and equipment is stated at historical cost less accumulated depreciation and/or accumulated impairment losses, if any. Historical cost includes expenditures that are directly attributable to the acquisition of the items. Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance are charged to net loss during the financial period in which they are incurred.
Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	3 years
Office and other equipment	6 years
Laboratory equipment	6 years
Leasehold improvements	The lesser of the lease term or the life of the asset
On disposal of property and equipment, the cost and related accumulated depreciation and impairments are removed from the consolidated financial statements and the net amount, less any proceeds, is included in net loss.
Impairment of long-lived assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized immaterial impairment charges related to its property and equipment for the year ended December 31, 2013 and no impairment charges for the year ended 2012.

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

The change in its functional currency to the U.S. dollar effective January 1, 2013 changed how the Company accounts for its warrants which have exercise prices denominated in Canadian dollars. Upon the change in functional currency, the Company classified these warrants as a current liability and recorded a warrant liability of $16.2 million which represents the fair market value of the warrants at that date in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging.” The initial fair value recorded as warrants within stockholders’ equity of $11.2 million was reversed. The change in fair value related to periods prior to January 1, 2013 of $5.0 million was recorded as an adjustment to accumulated deficit.

At each reporting period subsequent to January 1, 2013, the Company adjusts the fair value of the warrant liability to the current fair market value and any corresponding increase or decrease to the warrant liability is recorded as income or expense, as appropriate, on the consolidated statement of operations and comprehensive loss as Change in fair value of warrant liability. The estimated fair value is determined using the Black-Scholes option-pricing model based on the fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The fair value of the warrant liability was $33.4 million at December 31, 2013 and the Company recorded expense associated with the fair value adjustments of $19.8 million for the year ended December 31, 2013.

Reclassification of Share-Based Compensation Liability

The Company had granted stock options denominated in Canadian dollars under its 1997 Equity Plan to Canadian and United States, or US, based employees and directors until July 26, 2013. Following the delisting of the Company’s shares from the Toronto Stock Exchange, the options denominated in Canadian dollars that were granted to US-based employees and US-based directors are subject to liability accounting, in accordance with Accounting Standards Codification, or ASC, 718, “Compensation-Stock Compensation”. Such options are referred to herein as the Liability Options. The Company revalued the Liability Options as of July 26, 2013 and recorded a share-based compensation liability of $1.1 million with a corresponding reduction of additional paid-in capital.

At each reporting period subsequent to July 26, 2013, the Company adjusted the fair value of the Liability Options and any corresponding increase or decrease to the liability was recorded as either a reduction of additional paid in capital or as stock compensation expense on the consolidated statement of operations and comprehensive loss, as appropriate. During the year ended December 31, 2013 these fair value adjustments resulted in an increase to additional paid in capital of $0.3 million and total stock compensation expense of $1.4 million. The estimated fair value is determined using the Black-Scholes option-pricing model based on the fair value of the underlying common stock at the valuation measurement date, the remaining life of the options, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Effective November 30, 2013 the Company amended the agreements underlying the Liability Options such that the exercise price was converted from Canadian dollars to the equivalent US dollar exercise price by applying the exchange rate for the conversion of Canadian dollars into U.S. dollars based on the Bank of Canada’s noon buying rate for one U.S. dollar on the date the option was granted. The fair value of the Liability Options as of November 30, 2013 was $2.2 million and was reclassified from share-based compensation liability to additional paid-in capital.

Stock-based compensation
The Company has a stock option compensation plan in which the fair value of stock options granted is determined at the date of the grant using the Black-Scholes option-pricing model and is expensed over the vesting period of the options. Stock-based compensation is recognized using the accelerated graded vesting method. In determining the expense, the Company deducts the number of options that are expected to be forfeited at the time of a grant and revises this estimate, if necessary, in subsequent years if actual forfeitures differ from those estimated.
Revenue recognition
From time to time the Company may recognize revenue from research collaboration agreements and licensing arrangements. Upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Non-refundable amounts received for substantive milestones are recognized upon achievement of the milestone. Any amounts received prior to satisfying these revenue recognition criteria are recorded as deferred revenue. For the years ended December 31, 2013 and 2012 the Company did not recognize any revenue from collaborative agreements.
Investment tax credits
The Company's accounts include claims for investment tax credits ("ITCs") relating to scientific research and experimental development activities of the Company. The qualification and recording of these activities for investment tax credit purposes are established by the Canadian federal and Provincial Tax Acts and are subject to audit by the taxation authorities. Refundable ITCs are reflected as reductions of expenses or reductions of the cost of the assets to which they relate when there is reasonable assurance that the assistance will be received and all conditions have been complied with. The non-refundable ITCs are carried forward for a time and will be recognized when it is more likely than not that the Company will become subject to Canadian federal taxes, at which time, said ITCs are applied as a reduction of tax expense.
Research and development expenses
Research and development expenditures are charged to net loss in the period in which they are incurred and comprise of the following types of costs incurred in performing research and development activities and those incurred in connection with research and development revenue: salaries and benefits, stock-based compensation expense, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.
Income taxes
Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet "a more likely than not" threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements.

Net loss per share
Net loss per share is calculated by dividing the net loss of the Company by the weighted average number of shares of common stock outstanding during the year. The following table presents potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year ended
	December 31,
	2013	2012
Common stock options	495	15,663
Common stock warrants	644,426	690,046
Total	644,921	705,709

Fair value measurements
We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.
The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance prioritizes the inputs used in measuring fair value into the following hierarchy:

•	Level 1- Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2- Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•
Level 3- Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,235	$12,431	$1,804	$—
Short-term investments	47,835	—	47,835	—
	$62,070	$12,431	$49,639	$—

Liabilities
Warrant liability	$33,407	$—	$—	$33,407
	$33,407	$—	$—	$33,407

	December 31, 2012	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$18,403	$2,825	$15,578	$—
Short-term investments	18,580	—	18,580	—
	$36,983	$2,825	$34,158	$—

Liabilities
Warrant liability	$—	$—	$—	$—
	$—	$—	$—	$—

There were no transfers between fair value measurement levels during the years ended December 31, 2013 and 2012.

The following table presents a rollforward of the fair value of the warrant liability which includes Level 3 measurements (in thousands):

	Year ended December 31,
	2013	2012
Warrant liability:
Balance at beginning of year:	$—	$—
Fair value upon reclassification of balance as of January 1, 2013	16,194	—
Change in fair value of warrant liability included in net loss	19,799	—
Fair value of warrants exercised	(2,586)	—
Balance at end of year:	$33,407	$—

The fair value of the warrant liability was calculated utilizing the Black-Scholes option-pricing model, using the following assumptions:

	January 1, 2013		December 31, 2013
	2011 Warrants	2012 Warrants	2011 Warrants	2012 Warrants
Risk-free interest rate	1.2%	1.4%	1.2%	1.6%
Volatility	107.5%	116.3%	112.0%	115.9%
Dividend yield	—	—	—	—
Expected life in years	3.3	4.9	2.3	3.9

Concentration of Credit Risk
The Company invests its excess cash in accordance with its investment policy. The Company's investments are comprised primarily of commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The Company mitigates credit risk by maintaining a well diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents and short-term investments.

Segment Reporting
Operating segments are components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker for purposes of making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment operating primarily in the United States and Canada.

Use of Estimates
The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenue and expenses during the reporting period.
Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed quarterly. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. Specifically, restricted cash equivalents and marketable securities and interest and other receivables were classified as other current assets; non-current security deposits and restricted cash equivalents and marketable securities were classified as other assets; and current portion of other liability was classified as accounts payable and accrued liabilities.
3. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.
In February 2013, the FASB issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this standard in the first quarter of 2013. The adoption of this standard did not have an impact on our financial position or results of operations.
In July 2013, the FASB issued authoritative guidance regarding the presentation of unrecognized tax benefits when a net operating loss carryforward exists. This authoritative guidance amends current guidance. The amended guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amended guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company is evaluating the impact, if any, this guidance will have on its consolidated financial statements.

4. Investments
The following tables summarize our short-term investments (dollars in thousands):

		As of December 31, 2013
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities and debt securities of U.S. Government agencies(1)	2 years or less	3,001	—	(3)	2,998
Corporate debt securities(1)	2 years or less	31,319	—	(22)	31,297
Commercial paper(1)	1 year or less	8,485	12	—	8,497
Guaranteed investment certificates (2)	1 year or less	5,046	—	(3)	5,043
		47,851	12	(28)	47,835

		As of December 31, 2012
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Term deposits (2)	1 year or less	7,036	—	—	7,036
Commercial paper (2)	1 year or less	5,026	—	—	5,026
Guaranteed investment certificates (2)	1 year or less	6,518	—	—	6,518
		18,580	—	—	18,580
(1) Investments are designated as available-for-sale investments.
(2) Investments are designated as trading investments.
5. Collaboration Agreements
The Company is a party to collaboration agreements for which no revenue was recognized and no expenses were incurred for the two years ended December 31, 2013 and 2012. As of December 31, 2013 the Company no longer has any significant ongoing obligations in connection with such agreements.

6. Other Current Assets	December 31,
	2013	2012
	(in thousands)
Refundable research and development tax credits	809	593
Interest and other receivables	306	507
Prepaid expenses	667	779
Commodity taxes and other	227	165
Income taxes receivable	58	—
Restricted cash	78	302
	$2,145	$2,346

7. Property and Equipment	December 31,
	2013	2012
	(in thousands)
Computer equipment	$1,534	$1,421
Office and other equipment	122	89
Laboratory equipment	1,794	1,794
Leasehold improvements	53	56
	$3,503	$3,360
Less: Accumulated depreciation	(3,181)	(3,027)
	$322	$333

The Company incurred depreciation expense of $0.2 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

8. Accounts Payable and Accrued Liabilities	December 31,
	2013	2012
	(in thousands)
Accounts payable	$1,302	$1,752
Accrued expenses	2,335	2,754
Accrued compensation and benefits	1,608	834
	$5,245	$5,340
9. Restructuring
On October 1, 2013, the Company announced a plan to terminate approximately 75% of its total workforce in connection with the closing of its Montreal, Quebec and Princeton, New Jersey offices (the "Restructuring"). The offices are being closed due to the Company consolidating its operations to the San Diego facility. Restructuring activities were reported as a separate line item in the accompanying consolidated statement of operations and comprehensive loss and were comprised of the following components (in thousands):

Employee separation costs	$911
Facilities-related charges	50
Asset impairments	40
Other restructuring charges	24
Total restructuring charges for the year ended December 31, 2013:	$1,025

Of the total restructuring costs incurred during the year ended December 31, 2013, all but $0.3 million of the costs were paid. The Company expects to incur additional restructuring costs of $0.3 million and $0.1 million associated with employee separation and facilities-related costs, respectively, during the first half of 2014.

10. Stockholders' Equity
Common Stock
As of December 31, 2013, the following shares were reserved for future issuance (in thousands):

	December 31,
	2013	2012
Stock Option Plan	1,057	697
Warrants to purchase common stock	2,540	2,733
Employee Stock Purchase Plan	300	—
	3,897	3,430

Warrants — issued and outstanding
As of December 31, 2013 the following warrants for common stock were issued and outstanding:

Issue date	Expiry date	Exercise price (stated in US Dollars as of 12/31/13)	Number of warrants outstanding
April 4, 2011	April 4, 2016	$7.01	1,461,541
November 21, 2012	November 21, 2017	$8.18	1,078,136
			2,539,677
On November 21, 2012, the Company completed a private placement resulting in gross proceeds of $26.1 million. Under the terms of the offering the Company issued a total of 3,593,819 units at a subscription price of CND$7.25 (or $7.28, US Dollar equivalent), each unit consisting of one share of common stock and thirty one-hundredths (0.30) of a common stock purchase warrant, exercisable for a period of five years from the date of issuance at an exercise price of CND$8.70 (or $8.73, as converted) (representing 120% of the subscription price). The issuance costs of the units amounted to $1.3 million. The net proceeds were allocated to common stock and warrants based on their relative fair values.
The fair value of the warrants issued on November 21, 2012 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 1.34%; dividend yield of zero; volatility factor of 115.5% and the expected life of the warrants of five years. The fair value allocated to the warrants amounted to $4.9 million and $19.9 million was recorded as an increase to common stock, net of costs.
11. Stock-based compensation
The Company has in place a stock option plan (the "Stock Option Plan") for the benefit of employees, directors, officers and consultants of the Company. In May 2013 our Board of Directors adopted the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by our stockholders in connection with the Arrangement. The 2013 Plan is a continuation of and successor to the Stock Option Plan and no further grants will be made under the Stock Option Plan. As of December 31, 2013, there were 0.1 million stock options available to be issued.
To date, stock-based compensation awards under either the Stock Option Plan or the 2013 Plan consist of incentive and non-qualified stock options. Stock options granted under each of the plans must have an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant and generally vest over four years. The Stock Option Plan has contractual terms ranging from five to seven years and the 2013 Plan has contractual terms ranging from seven to ten years.

In May 2013 the Company's Board of Directors adopted the 2013 Employee Stock Purchase Plan (the "ESPP"). The ESPP was approved by the Company's stockholders in connection with the Arrangement. As of December 31, 2013 the ESPP has not been implemented by the Company.

The following table summarizes our stock option activity and related information for the year ended December 31, 2013:

	Number of options	Weighted average exercise price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2012	559,812	$15.00
Granted	687,040	11.21
Forfeited	(244,060)	16.96
Expired	(3,756)	54.37
Exercised	(40,534)	13.90
Options outstanding at December 31, 2013	958,502	$11.18	6.6	$5.4
Options exercisable at December 31, 2013	251,981	$10.57	5.0	$1.7
Options vested and expected to vest at December 31, 2013	896,778	$11.18	6.5	$5.1
The total intrinsic value of stock options exercised was $0.2 million for the year ended December 31, 2013. The Company received total cash of $0.5 million for the exercise of options for the year ended December 31, 2013. There were no options exercised during the year ended December 31, 2012. The total fair value of options vested during the years ended December 31, 2013 and 2012 was $2.0 million and $2.4 million, respectively. Upon option exercise we issue new shares of our common stock.
Total stock-based compensation expense by operating statement classification is presented below (in thousands):

	Year ended December 31,
	2013	2012
Research and development expense	$245	817
General and administrative expense	2,947	1,192
	$3,192	$2,009
In the years ended December 31, 2013 and 2012, no stock-based compensation expense was capitalized and there were no recognized tax benefits associated with the stock-based compensation charge.
The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average estimated fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2013	2012
Risk-free interest rate	2.0%	1.2%
Dividend yield	—%	—%
Volatility factor	112.9%	116.4%
Expected life in years	7	4.4
Weighted average estimated fair value per share	$11.21	$9.00
The estimated fair value of the options is amortized to expense over the option's vesting period. The expected life of the options is based on historical data and current expectation and is not necessarily indicative of exercise patterns that may occur. Prior to the fourth quarter of 2013, the Company estimated the life of the options using historical data as well as various assumptions regarding the Company's expected progress on its development programs. As a result of the Arrangement, beginning in the fourth quarter of 2013, the Company began to estimate the expected term using the midpoint between the vesting date and the end of the contractual term. The Company believes this methodology is more appropriate as the Company's historical stock option activity is no longer predictive of future activity due to the Arrangement, the Company's listing on NASDAQ and subsequent delisting from the TSX and the organizational changes announced on October 1, 2013. Volatility is determined based on historical share price history, over a period similar to the expected life of the options, which may also not be necessarily indicative of the actual outcome. The risk-free interest rate is the rate for periods equal to the expected term of the stock option based on either the Canadian Treasury yield (for grants prior to July 16, 2013), or U.S. Treasury zero-coupon bonds (for grants after July 16, 2013).
The total compensation cost not yet recognized as of December 31, 2013 related to non-vested option awards was $4.9 million which will be recognized over a weighted-average period of 1.9 years.
12. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the Plan) for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company matches up to 4% of an employee's contributions, subject to a limit of $2,500 per year. During the years ended December 31, 2013 and 2012, expense associated with the Company's matching contribution totaled $34.6 thousand and $9.5 thousand, respectively.

13. Other Income (Expense), Net
The following table summarizes the components of other income (expense), net for the two years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012
Interest and other income, net	$203	$240
Loss on foreign exchange	(1,320)	(12)
	$(1,117)	$228

14. Income Taxes
The provisions for income tax expense (benefit), to the Company's wholly-owned subsidiary, MethylGene US Inc., are as follows (in thousands):

	Year ended December 31,
Current:	2013	2012
Federal	$(23)	$30
State	—	9
Canada	—	—
Total current tax expense (benefit)	$(23)	$39

Tax expense or benefit
The differences between the effective income tax rate and the statutory tax rates during the years ended 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Net loss before tax	$(52,882)	$(20,247)
Statutory combined US federal and state tax rate (2012 - statutory combined Canadian federal and provincial tax rate)	39.83%	26.90%
Statutory federal and provincial taxes	$(21,063)	$(5,446)
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	8,537	5,145
Non-deductible stock-based compensation	1,085	539
Non-deductible warrant expenses for tax purposes	8,403	—
Tax credits not taxable in Quebec	(96)	(70)
Share issue costs - temporary difference	(184)	(183)
Share issue costs - permanent difference	206	—
Effect of foreign jurisdiction tax expense	—	39
Differential in income tax rates of foreign subsidiary	3,059	—
Other differences	30	15
Income tax expense (benefit)	$(23)	$39
The combined statutory tax rate used for fiscal 2013 differs from the previous year due to the change in home jurisdiction under the consolidation process pursuant to implementation of the plan of arrangement on June 28, 2013.

Deferred tax
The following table summarizes the significant components of our deferred tax assets (in thousands):

	DECEMBER 31,
Deferred tax assets	2013	2012
Assets
Tangible and intangible depreciable assets	$874	$853
Manufactured drug product inventory to be used in research	1,459	757
Provisions	93	30
Financing fees	445	628
Net operating loss carry forwards	13,099	6,883
Scientific research and experimental development expenditures	5,766	4,245
Deferred tax assets	21,736	13,396
Valuation allowance	(21,736)	(13,396)
Net deferred tax assets	$—	$—
Total valuation allowance increased by $8.3 million for the year ended December 31, 2013. The Company has determined that it is more likely than not that it will not recognize the benefits of its US federal and state deferred tax assets and its Canadian federal and provincial deferred tax assets and, as a result, has established a full valuation allowance against its deferred tax assets as of December 31, 2013.
For Canadian federal income tax purposes, the Company's Canadian federal scientific research and experimental development expenditures amounted to $20.7 million and $15.2 million for the years ended December 31, 2013 and 2012, respectively and for provincial income tax purposes amounted to $22.4 million and $16.8 million for the years ended December 31, 2013 and 2012, respectively. These expenditures are available to reduce future taxable income and have an unlimited carry forward period. Scientific research and development expenditures are subject to verification by the taxation authorities, and accordingly, these amounts may vary by a material amount.
The Company also has accumulated share issue expenses that have not been deducted for income tax purposes amounting to approximately $1.7 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively. The benefits of these expenses have not been recognized in the financial statements.
The Company's net operating loss carry forwards ("NOLs") for US federal and state income taxes were $2.8 million and $2.9 million, respectively, for the year ended December 31, 2013. There were no NOLs for US federal income taxes for the year ended December 31, 2012. The Company's NOLs for Canadian federal income tax purposes, were $44.1 million and $25.3 million at December 31, 2013 and 2012, respectively while the NOLs were $45.0 million and $25.6 million at December 31, 2013 and 2012, respectively, for provincial tax purposes.
The NOLs are available to offset future taxable income from US federal and state tax sources and Canadian federal and provincial tax sources and the tax benefits of which have not been recognized in the consolidated financial statements. The NOLs expire as follows (in thousands):

	US		Canada
	Federal	State	Federal	Provincial
Expires in:
2030	$—	$—	$5,907	$5,984
2031	—	—	7,059	7,066
2032	—	—	12,371	12,495
2033	2,838	2,919	18,717	19,467
	$2,838	$2,919	$44,054	$45,012

The future utilization of the US federal and state NOLs carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the Act) limits a company's ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownerships in excess of 50% as defined in the Act. The Canadian Federal and Provincial Tax Acts maintain similar rules in the case of acquisition of control.
The Company files income tax returns in the US (federal and state) and Canada (federal and provincial). The Company’s U.S. operations have not been audited for any open taxation years. The Company has experienced losses for U.S. tax purposes and therefore, the taxation authorities may review any loss year, if and when the losses are utilized.

The Company's Canadian operations have been audited for provincial tax purposes up to and including December 31, 2009. For Canadian federal tax purposes, the Company remains subject to audit for the December 31, 2009 and subsequent taxation years. Where taxation years remain open, the Company considers it reasonably possible that issues may be raised or tax positions agreed to with the taxation authorities, which may result in increases or decreases of the balance of non-refundable ITCs and NOLs. However, an estimate of such increases and decreases cannot be currently made.
A reconciliation of the beginning and ending gross amounts of Canadian unrecognized tax positions adopted by the Company are as follows (in thousands):

	Federal		Provincial
	December 31,		December 31,
	2013	2012	2013	2012
Unrecognized tax positions, beginning of year	$159	$157	$5	$3
Gross decrease — current period tax positions	—	—	—	—
Gross increase — current period tax positions	—	2	—	2
Gross decrease — prior period tax positions	(48)	—	—	—
Gross increase — prior period tax positions	18	—	18	—
Unrecognized tax positions, end of year	$129	$159	$23	$5
Included in the balance of unrecognized tax positions at December 31, 2013 and 2012, is $0.2 million and $0.2 million, respectively, that if recognized, would not impact the Company's income tax benefit or effective tax rate as long as the Company's deferred tax assets remain subject to a full valuation allowance. We do not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months.
The Company had no accrual for interest or penalties on tax matters as at December 31, 2013 and 2012 and the Company had no ongoing tax audits as of December 31, 2013.
15. Investment Tax Credits
The Company is eligible to claim Canadian federal and provincial ITCs for eligible scientific research and development expenditures. The Company records ITCs based on management's best estimates of the amount to be recovered and ITCs claimed are subject to audit by the taxation authorities and accordingly, may vary by a material amount.
The Company recorded provincial refundable ITCs as a reduction of research and development expenditures of $0.9 million and $1.7 million (including a $1.1 million favorable adjustment resulting from a statutory audit), for the years ended December 31, 2013 and 2012, respectively.
The Company's non-refundable Canadian federal ITCs amount to $4.1 million and $3.1 million at December 31, 2013 and 2012, respectively, and relate to scientific research and development expenditures, which may be utilized to reduce Canadian federal income taxes payable in future years. The benefits of the non-refundable Canadian federal ITCs have not been recognized in the financial statements and will be recorded as reduction of tax expense when realized.

The non-refundable investment tax credits expire as follows (in thousands):

FEDERAL ITC
Expires in:
2030	$764
2031	1,000
2032	1,300
2033	$1,018
$4,082
16. Commitments and Contingencies
The Company is committed under operating leases for the lease of its premises and certain office equipment but all such leases expire within the next twelve months. Future minimum annual payments required under these commitments are as follows (in thousands):

Minimum Lease Payments
2014	$379
Total lease expense for the years ended December 31, 2013 and 2012 was $0.4 million and $0.3 million , respectively.
17. Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements are issued and has determined that no subsequent matter requires disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: March 17, 2014	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: March 17, 2014	by:	/s/ Mark J. Gergen
Executive Vice President and
Chief Operations Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CHARLES M. BAUM	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
Charles M. Baum, M.D., Ph.D.

/S/ MARK J. GERGEN	Executive Vice President, Chief Operations Officer (Principal Financial and Accounting Officer)	March 17, 2014
Mark J. Gergen

/S/ JAMIE A. DONADIO	Vice President, Finance (Principal Accounting Officer)	March 17, 2014
Jamie A. Donadio

/S/ RODNEY LAPPE	Chairman of the Board	March 17, 2014
Rodney Lappe, Ph.D.

/S/ MARTIN GODBOUT	Director	March 17, 2014
Martin Godbout, O.C., Ph.D.

/S/ HENRY J. FUCHS	Director	March 17, 2014
Henry J. Fuchs, M.D.

/S/ CRAIG JOHNSON	Director	March 17, 2014
Craig Johnson

/S/ PETER THOMPSON	Director	March 17, 2014
Peter Thompson, M.D.