Form 10-Q
period 2014-03-31
Mirati Therapeutics, Inc.
filed 2014-05-15
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35921
______________________________________________________
MIRATI THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Delaware	46-2693615
(State of Incorporation)	(I.R.S. Employer Identification No.)
9363 Towne Centre Drive, Suite 200
San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 332-3410
(Registrant’s Telephone Number, Including Area Code)
______________________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Total shares of common stock outstanding as of the close of business on May 12, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	13,477,483

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,317	$14,235
Short-term investments	45,058	47,835
Other current assets	2,662	2,145
Total current assets	56,037	64,215
Property and equipment, net	275	322
Total assets	$56,312	$64,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	3,983	5,245
Warrant liability	38,736	33,407
Total liabilities	42,719	38,652
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 13,475,527 and 13,446,976 issued and outstanding at March 31, 2014 and December 31, 2013	13	13
Additional paid-in capital	216,111	214,756
Accumulated other comprehensive income	9,516	9,507
Accumulated deficit	(212,047)	(198,391)
Total stockholders’ equity	13,593	25,885
Total liabilities and stockholders’ equity	$56,312	$64,537
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except for share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013
Expenses
Research and development	$5,207	$5,475
General and administrative	2,415	2,524
Restructuring costs	334	—
Total operating expenses	7,956	7,999

Loss from operations	(7,956)	(7,999)

Other income (expense), net	(225)	(570)
Change in fair value of warrant liability	(5,475)	4,371

Loss before income taxes	(13,656)	(4,198)

Income tax expense	—	(19)

Net loss	$(13,656)	$(4,217)

Unrealized gain on available-for-sale investments	10	—
Comprehensive loss	$(13,646)	$(4,217)
Basic net loss per share	$(1.01)	$(0.42)
Diluted net loss per share - restated for the three months ended March 31, 2013	$(1.01)	$(0.68)
Weighted average number of shares used in computing net loss per share, basic	13,457,400	9,957,739
Weighted average number of shares used in computing net loss per share, diluted - restated for the three months ended March 31, 2013	13,457,400	10,078,232

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(13,656)	$(4,217)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	78	22
Amortization of premium on investments	167	—
Share-based compensation expense	946	462
Change in fair value of warrant liability	5,475	(4,371)
Restructuring costs	13	—
Lease incentive liability	—	(18)
Changes in operating assets and liabilities:
Other current assets	(517)	315
Accounts payable and accrued liabilities	(1,304)	467
Cash flows used for operating activities	(8,798)	(7,340)
Investing activities:
Purchases of property and equipment	(2)	(90)
Purchases of short-term investments	(4,423)	(16,021)
Security deposit, restricted cash equivalents and marketable securities	—	(56)
Disposal and maturities of short-term investments	7,043	16,097
Cash flows provided by (used in) investing activities	2,618	(70)
Financing activities:
Proceeds from exercise of common stock options	262	—
Cash flows provided by financing activities	262	—
Decrease in cash and cash equivalents	(5,918)	(7,410)
Cash and cash equivalents, beginning of period	14,235	18,403
Cash and cash equivalents, end of period	$8,317	$10,993
See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

1. Description of Business
Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific subsets of cancer patients with unmet needs.

The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”). MethylGene’s common stock was listed on the Toronto Stock Exchange from June 29, 2004 until July 26, 2013 under the ticker symbol “MYG”. The Company also has an indirect, wholly-owned subsidiary, MethylGene US Inc., which was incorporated in Princeton, New Jersey on December 20, 2011 and started business activity in 2012. MethylGene US Inc. has no operations effective January 1, 2014. The Company’s common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol “MRTX”. During the first half of 2013 the Company conducted the majority of its operations through MethylGene and MethylGene US Inc. As a result of the arrangement agreement discussed in Note 2 under the heading "Basis of Presentation," Mirati became the parent company during the last half of 2013. Refer to Note 2 for further discussion of the Company’s corporate structure.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted.
In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 17, 2014.
Mirati was incorporated under the laws of the State of Delaware on April 29, 2013. The Company was created to enter into an arrangement agreement described below.
On May 8, 2013, the Company’s Board of Directors approved and the Company entered into an arrangement agreement with MethylGene. Subject to the terms and conditions of the arrangement agreement, which was consummated on June 28, 2013, the shareholders of MethylGene received one share of the Company’s common stock in exchange for every 50 common shares of MethylGene, which had the effect of a 50 for 1 reverse split of MethylGene’s common shares pursuant to a court-approved plan of arrangement under Section 192 of the Canada Business Corporations Act.  Such transaction is referred to herein as the “Arrangement”.  In addition, all outstanding options and warrants to purchase common shares of MethylGene became exercisable on a 50-for-1 basis for shares of the Company’s common stock, and a proportionate adjustment was made to the exercise price, as applicable. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse split of our common stock for all periods presented. Upon completion of the Arrangement, MethylGene became the Company’s wholly-owned subsidiary. The shares of the Company’s common stock issued at the closing of the Arrangement were issued in reliance upon the exemption from registration under Section 3(A)(10) of the Securities Act of 1933, as amended.
These condensed interim consolidated financial statements are presented in U.S. dollars, which effective January 1, 2013, is also the functional currency of the Company.
Restatement
The Company has determined that a restatement is required to the previously reported diluted loss per share for the quarterly period ended March 31, 2013. The correction has no impact on the Company’s consolidated balance sheets, net loss or comprehensive loss, basic loss per share or the consolidated statement of cash flows as previously reported for the quarterly period ended March 31, 2013. Furthermore, the correction does not impact any other previously reported periods.

In 2011 and 2012, the Company issued common stock warrants in connection with equity financings (see “Reclassification of Warrants” below and Note 9). These warrants were initially classified within stockholders’ equity. However, on January 1, 2013, the Company changed its functional currency to the US dollar which changed how the Company accounts for these warrants which have exercise prices denominated in Canadian dollars. Upon the change in functional currency, the Company classified these warrants as a current liability. The change in fair value of the warrants for each period is reflected as other income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
    The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. The Company failed to make such adjustments to the diluted loss per share calculations for the prior period discussed above.
A summary of the impact of the correction of the error on the diluted loss per share amounts follows:

Three Months Ended March 31, 2013
Diluted loss per share - as originally reported	$(0.42)
Difference in diluted loss per share	(0.26)
Diluted loss per share - restated	$(0.68)

The following tables illustrate a reconciliation of the components of the numerator and denominator included in the calculations of diluted loss per share noted above. (in thousands except share and per share amounts):

Diluted loss per share Numerator	Three Months Ended March 31, 2013
As originally reported- Net loss	$(4,217)
Correction - reflect adjustment for change in warrant liability	(2,633)
Numerator for use in diluted loss per share, as restated	$(6,850)

Denominator
As originally reported - weighted average common shares used to compute net loss per share	9,957,739
Add correct effect of dilutive warrants	120,493
Denominator, as restated	10,078,232

Use of Estimates
The preparation of the Company's unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
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

Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered short-term investments and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.
Foreign Currency Transactions
Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at the period-end rates of exchange. Non-monetary assets and liabilities are translated at the historical exchange rates. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.  The Company recognized net foreign exchange losses of $0.3 million and $0.6 million in other income (expense), net in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, respectively.
Reclassification of Warrants

In 2011 and 2012, Methylgene issued common stock warrants in connection with the issuance of common stock through private placements (referred to as the 2011 Warrants and the 2012 Warrants). The exercise prices of the 2011 and 2012 Warrants were denominated in Canadian dollars. Upon the issuance of the 2011 and 2012 Warrants, the net proceeds were allocated to common stock and warrants based on their relative fair values, and the fair value of the issued common stock warrants was calculated utilizing the Black-Scholes option-pricing model. The allocated fair value was then recorded as warrants within stockholders’ equity on the consolidated balance sheet.

Effective January 1, 2013, the Company changed its functional currency which changed how the 2011 and 2012 warrants are accounted for as they continue to have exercise prices denominated in Canadian dollars. Upon the change in functional currency, the warrants were classified as a current liability and a warrant liability of $16.2 million was recorded which represents the fair market value of the warrants at that date in accordance with Accounting Standards Codification, or ASC, 815, “Derivatives and Hedging”. The initial fair value recorded as warrants within stockholders’ equity of $11.2 million was reversed. The change in fair value related to periods prior to January 1, 2013 of $5.0 million was recorded as an adjustment to accumulated deficit. At each reporting period subsequent to January 1, 2013, the fair value of the warrant liability is recalculated and any corresponding increase or decrease to the warrant liability is recorded as a component of other income (expense), net on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The fair value of the warrant liability was $38.7 million at March 31, 2014 and the Company recorded a loss of $5.5 million for the three months ended March 31, 2014 and a gain of $4.4 million for the three months ended March 31, 2013 which is included in other income (expense), net in the consolidated statement of operations and comprehensive loss.

Segment Reporting
Operating segments are components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker for purposes of making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment operating primarily in the United States.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2014	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,317	$3,659	$4,658	$—
Short-term investments	45,058	—	45,058	—
	$53,375	$3,659	$49,716	$—

Liabilities
Warrant liability	$38,736	$—	$—	$38,736
	$38,736	$—	$—	$38,736

	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,235	$12,431	$1,804	$—
Short-term investments	47,835	—	47,835	—
	$62,070	$12,431	$49,639	$—

Liabilities
Warrant liability	$33,407	$—	$—	$33,407
	$33,407	$—	$—	$33,407
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2014. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three months ended March 31, 2014.

The following table presents a rollforward of the fair value of the warrant liability which includes Level 3 measurements (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Warrant liability:
Balance at January 1, 2013	$—
Fair value upon reclassification of balance as of January 1, 2013	16,194
Change in fair value of warrant liability included in net loss	19,799
Fair value of warrants exercised	(2,586)
Balance at December 31, 2013	33,407
Change in fair value of warrant liability included in net loss	5,475
Fair value of warrants exercised	(146)
Balance at March 31, 2014	$38,736
The Company estimates the fair value of warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions as well as the Company’s estimated stock price on the reporting date can have a significant impact on the fair value of the warrants.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	March 31, 2014		December 31, 2013
	2011 Warrants	2012 Warrants	2011 Warrants	2012 Warrants
Risk-free interest rate	1.1%	1.5%	1.2%	1.6%
Volatility	112.9%	116.8%	112.0%	115.9%
Dividend yield	—	—	—	—
Expected life in years	2.0	3.7	2.3	3.9

Net loss per share
Net loss per share is calculated by dividing the net loss of the Company by the weighted average number of shares of common stock outstanding during the year. The following table presents potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Common stock options	222,762	—
Common stock warrants	1,652,080	—
Total	1,874,842	—

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

4. Investments
The following tables summarize our short-term investments (dollars in thousands):

		As of March 31, 2014
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government sponsored enterprise(1)	2 years or less	2,000	—	(3)	1,997
Corporate debt securities(1)	2 years or less	35,571	4	(13)	35,562
Commercial paper(1)	1 year or less	7,491	8	—	7,499
		45,062	12	(16)	45,058

		As of December 31, 2013
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government sponsored enterprise (1)	2 years or less	3,001	—	(3)	2,998
Corporate debt securities(1)	2 years or less	31,319	—	(22)	31,297
Commercial paper(1)	1 year or less	8,485	12	—	8,497
Guaranteed investment certificates(2)	1 year or less	5,046	—	(3)	5,043
		47,851	12	(28)	47,835

(1) Investments are designated as available-for-sale investments.
(2) Investments are designated as trading investments.

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2014, there were several securities in unrealized loss positions. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5. Other current assets
Other current assets consisted of the following (in thousands):

	March 31 2014	December 31 2013
	(in thousands)
Refundable research and development tax credits	$861	$809
Interest and other receivables	301	306
Prepaid expenses	1,089	667
Commodity taxes and other	251	227
Other	160	136
	$2,662	$2,145

6. Property and equipment, net
Property and equipment consisted of the following (in thousands):

	March 31 2014	December 31 2013
	(in thousands)
Computer equipment	$305	$1,534
Office and other equipment	43	122
Laboratory equipment	—	1,794
Leasehold improvements	42	53
	$390	$3,503
Less: Accumulated depreciation	(115)	(3,181)
	$275	$322
The Company incurred depreciation expense of $78,000 and $22,000 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, in connection with the Company's closure of its Canadian office as described further in Note 8, the Company disposed of several fully depreciated assets with a gross book value of $3.2 million that were no longer in use.

7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31 2014	December 31 2013
	(in thousands)
Accounts payable	$546	$1,302
Accrued expenses	2,809	2,335
Accrued compensation and benefits	628	1,608
	$3,983	$5,245

8. Restructuring
On October 1, 2013, the Company announced a plan to terminate approximately 75% of its total workforce in connection with the closing of its Montreal, Quebec and Princeton, New Jersey offices (the "Restructuring") due to the consolidation of Company operations to the San Diego facility. Restructuring activities were reported as a separate line item in the accompanying consolidated statement of operations and comprehensive loss and were comprised of the following components (in thousands):

Balance as of October 1, 2013	$—
Charges against the accrual	1,025
Payments	(729)
Balance as of December 31, 2013	296
Charges against the accrual	334
Payments	(630)
Balance as of March 31, 2014	—

The restructuring activities associated with the office closures are substantially complete as of March 31, 2014, and all restructuring costs incurred through March 31, 2014 have been paid to date.

9. Warrants

As of March 31, 2014 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price (stated in US Dollars as of March 31, 2014)	Number of warrants outstanding
April 4, 2011	April 4, 2016	$6.75	1,461,541
November 21, 2012	November 21, 2017	$7.87	1,067,792
			2,529,333
On April 4, 2011 and November 21, 2012 the Company completed private placement financing transactions which resulted in the issuance of common stock warrants. The April 4, 2011 common stock warrants were issued with an exercise price of CND$7.46 and the November 21, 2012 common stock warrants were issued with an exercise price of CND$8.70.
During the three months ended March 31, 2014, November 2012 warrants for 10,344 shares of the Company's common stock were exercised via a cashless exercise and the Company issued a net of 5,344 shares.

10. Stock-based compensation
Total stock-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development expense	$488	$141
General and administrative expense	458	321
	$946	$462
During the three months ended March 31, 2014, 23,307 shares were issued pursuant to stock option exercises amounting to net proceeds of $0.3 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 17, 2014.

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

Overview
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific subsets of cancer patients with unmet needs. Our pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, multi-targeted kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer, or NSCLC, squamous cell carcinoma of the head and neck, or HNSCC, and other solid tumors. MGCD265 is in Phase 1/2 clinical development and MGCD516 is in advanced preclinical development, with Phase 1 clinical development anticipated to begin in the first half of 2014. Mocetinostat is an orally-bioavailable, spectrum-selective histone deacetylase, or HDAC, inhibitor currently in Phase 2 clinical development for multiple indications. Based on prior single agent responses in Non Hodgkin’s Lymphoma, or NHL, and promising preclinical work we plan to initiate mocetinostat single agent Phase 2 trials in patients with NHL and other solid tumors in mid-2014 in patient populations selected based upon a genetic defect in histone aceytalation. We are exploring patient selection strategies in an ongoing Phase 2 dose confirmation trial of mocetinostat in combination with Vidaza in MDS. We continue preparations for a Phase 3 trial in MDS in combination with Vidaza depending on the data from the Phase 2 trials and the establishment of a collaboration for late-stage development or the availability of financing.
Liquidity Overview
We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments from our collaboration arrangements.
We have incurred losses in each year since our inception. Our net losses were $13.7 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $212.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.
To fund future operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot assure that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013
The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Research and development expenses, net	$5,207	$5,475	$(268)
General and administrative expenses	$2,415	$2,524	$(109)
Restructuring costs	$334	$—	$334
Change in fair value of warrant liability	$(5,475)	$4,371	$(9,846)
Other (expense)/income, net	$(225)	$(570)	$345
Revenue
To date, we have not generated any revenue from product sales and do not expect to do so for a number of years. We do not anticipate significant revenue from our existing collaboration arrangements in the foreseeable future. We may never generate revenue from MGCD265, MGCD516 or mocetinostat, or any other program, as we may never succeed in obtaining regulatory approval or commercializing any of these product candidates.
Research and development expenses
Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs for our employees, fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials, contractual obligations for clinical development, clinical sites, manufacturing and scale-up, formulation of clinical drug supplies, and costs for facilities and amortization of equipment. We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of MGCD265, MGCD516 and mocetinostat. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations.
Our research and development efforts during the three months ended March 31, 2014 and 2013 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. For the three months ended March 31, 2013, reclassifications were made to certain research and development program expenses line items to conform prior years’ financial information to the current presentation. These reclassifications had no impact on total research and development expenses. The following table summarizes our research and development expenses, in thousands:

	Three months ended March 31,
	2014	2013
Third-party clinical development costs:
MGCD265	$1,634	$1,989
MGCD290	17	979
mocetinostat	529	230
MGCD516	609	170
Total third-party clinical development costs	2,789	3,368
Internal clinical development costs	2,470	2,336
Research and development, gross	5,259	5,704
Less: Investment tax credits	(52)	(229)
Research and development expense	$5,207	$5,475
Research and development expenses for the three months ended March 31, 2014 were $5.2 million compared to $5.5 million during the three months ended March 31, 2013. The decrease of $0.3 million primarily reflects reduced costs for MGCD290 which we are no longer actively pursuing internally and reduced costs associated with management changes made during the first quarter of 2013. Partially offsetting these decreases are increased costs associated with preparation for an Investigational New Drug, or IND, application for MGCD516, planned for second quarter of 2014, costs associated with the dose confirmation clinical trial for mocetinostat which commenced in the fourth quarter of 2013, increased salaries and related expenses and reduced investment tax credits, or ITCs. The reduction in ITCs is due to a reduction in the total research and development expenses that are eligible for ITCs, due to the closure of the Company's Montreal facility during first quarter of 2014. The increased salaries and related expenses is the result of higher salaries and benefits costs (including stock based compensation) in the United States, or U.S., than in Canada.
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
General and administrative expenses for the three months ended March 31, 2014 were $2.4 million compared to $2.5 million for the three months ended March 31, 2013. The decrease of $0.1 million is the result of one-time costs incurred in 2013 associated with the listing of our shares of common stock on The NASDAQ Stock Market, LLC, the transition to becoming a Delaware corporation and reduced costs associated with management changes made during the first quarter of 2013. These decreases were partially offset by an increase in salaries and related expense, which is the result of higher salaries and benefits costs (including stock based compensation) in the U.S. than in Canada
Restructuring costs
For the three months ended March 31, 2014, we incurred restructuring costs of $0.3 million due to the closing of the Montreal, Quebec and Princeton, New Jersey facilities. The offices are being closed due to the consolidation of our operations to our San Diego facility. Employee separation charges accounted for the majority of the $0.3 million of restructuring costs. The restructuring activities associated with the office closures are substantially complete as of March 31, 2014.
Change in fair value of warrant liability
The change in fair value of warrant liability represents the fair value adjustments to the warrant liability that were recorded during the period. During the three months ended March 31, 2014 and 2013, we recorded $5.5 million of expense and $4.4 million of income, respectively, associated with the change in fair value of warrant liability. The January 1, 2013 change in functional currency required that we change our classification of common stock warrants denominated in Canadian dollars from a component of stockholders' equity to a current liability.
Other income (expense), net
Other income (expense), net consists primarily of interest income and foreign exchange gains and losses. Other income (expense), net was expense of $0.2 million for the three months ended March 31, 2014 compared to expense of $0.6 million for the three months ended March 31, 2013. The decrease in expense of $0.4 million primarily reflects the impact of foreign exchange rate changes between the U.S. dollar and Canadian dollar.

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
At March 31, 2014, we had $53.4 million of cash, cash equivalents and short-term investments compared to $62.1 million at December 31, 2013. We believe that our current cash, cash equivalents and short-term investments will fund our currently planned operations through the end of 2015. Pursuant to our current plans, we do not anticipate initiating a Phase 3 clinical trial with mocetinostat until data from our Phase 2 trials is available and absent additional financing or the establishment of a collaboration for late-stage development.
To fund future operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot assure that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.
Cash Flows for the Three Months Ended March 31, 2014 and 2013
Operating Activities
Cash used for operating activities for the three months ended March 31, 2014 was $8.8 million, compared to $7.3 million in 2013, an increase of $1.5 million. This increase primarily reflects increased restructuring costs in 2014 compared to 2013.
Investing Activities
Investing activities consist primarily of purchases, sales and maturities of short-term investments. Investing activities provided cash of $2.6 million due to the sale and maturity of short-term investments in 2014 and used cash of $0.1 million in 2013.
Financing Activities
Financing activities for the three months ended March 31, 2014 consisted of proceeds from the exercise of stock options and generated cash flows of $0.3 million. No cash was provided by or used for financing activities during the three months ended March 31, 2013.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2014, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or other standard-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting associated with the restatement of the calculation and disclosure of diluted loss per share for the three months ended March 31, 2013. The material weakness has not yet been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Despite the existence of this material weakness, we believe the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2014 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
The Audit Committee has directed the Company's management to prepare a remediation plan concerning the Company’s material weakness within its internal control over financial reporting for its approval.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that, other than described above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	Risk Factors.
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements
*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.
Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $5.2 million and $5.5 million for the three months ended March 31, 2014 and 2013, respectively. We believe that our current cash and cash equivalents and short-term investments will sustain our operations through the end of 2015. Pursuant to our current plans, we do not anticipate initiating Phase 3 trials with mocetinostat until data from our Phase 2 trials is available and absent additional financing or the establishment of a collaboration for late-stage development. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency, or EMA, requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.
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
*    We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.
We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended March 31, 2014 and 2013 was $13.7 million and $4.2 million, respectively. As of March 31, 2014, we had an accumulated deficit of $212.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
*    As a public company in the United States, we are subject to the Sarbanes-Oxley Act. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis will be a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have identified a material weakness in our internal controls that is described in greater detail in “Item 4-Controls and Procedures.” We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the control deficiencies that led to our material weakness. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, our independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
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
Although we de-listed from the TSX effective as of July 26, 2013, we will continue to be subject to Canadian reporting obligations until we meet certain prescribed thresholds which would allow us to apply to cease being a Canadian "reporting issuer." We may incur significant additional accounting, reporting and other expenses in order to maintain our listing on The NASDAQ Capital Market, and fulfill our obligations as a Canadian "reporting issuer." As a U.S. listed public company, we incur significant additional legal, accounting and other expenses that we did not incur as a company listed on the TSX. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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

Disease indications may be small subsets of a disease that could be parsed into smaller and smaller indications as different subsets of diseases are defined. This increasingly fine characterization of diseases could have negative consequences; including creating an approved indication that is so small as not to have a viable market for us. If future technology allows characterization of a disease in a way that is different from the characterization used for large pivotal studies, it may make those studies invalid or reduce their usefulness, and may require repeating all or a portion of the studies. Future technology may supply better prognostic ability which could reduce the portion of patients projected to need a new therapy. Even after being cleared by regulatory authorities, a product may later be shown to be unsafe or not to have its purported effect, thereby preventing its widespread use or requiring withdrawal from the market.

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
*    Our recently announced consolidation of our Canadian and New Jersey laboratory operations and related reduction in employees may disrupt our business, and we may not be able to adequately replace lost functionality through planned additional hiring at our San Diego facility or use of third-party service providers.
In connection with the Arrangement completed on June 28, 2013, we relocated our corporate headquarters from Montreal, Canada to San Diego, California. Since relocating to San Diego, we have maintained operations in our Canadian office. In addition to the ongoing operations in our Canadian office, we also maintain facilities in Princeton, New Jersey. On October 1, 2013, we announced the closure of our New Jersey operations as of October 31, 2013 and the transition of our Canadian operations to our San Diego offices by March 2014. In connection with these efforts, there was an aggregate reduction in force of approximately 27 employees in our Montreal and Princeton offices, or approximately 75% of our workforce. We have partially offset and will continue to offset, this reduction in force by hiring additional personnel in our San Diego office and by engaging third-party service providers to perform certain functions. However, we may not be able to attract and retain the type and number of employees we desire in San Diego. During this transition period, we may incur disruptions in our business, including from the loss of functionality we currently maintain in our Montreal and Princeton facilities. In addition, we may be unable to realize the efficiencies we are seeking by consolidating our operations in a single office in San Diego. If we are unable to realize such efficiencies or attract and retain qualified personnel in San Diego and effectively outsource certain other functions to third-party service providers, our operations and ability to execute our business plan would be adversely affected.
*    Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
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

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to CMS information related to "payments or other transfers of value" made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, requirements for manufacturers to submit reports to CMS and the 90th day of each calendar year, and disclosure of such information to be made by CMS on a publicly available website beginning in September 2014; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
*    Our principal stockholders control the majority of our shares, and their actions may significantly influence matters submitted to our stockholders for approval and our share price.
Based on the information available to us, as of March 31, 2014, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 65% of our outstanding common stock. Baker Bros. Advisors, L.L.C., or Baker Brothers, and Tavistock Life Sciences Co., or Tavistock, and their affiliates collectively own approximately 35% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Tavistock each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Tavistock may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Tavistock or any of other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
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
Recent Sales of Unregistered Securities
During the three months ended March 31, 2014, we issued and sold the following unregistered securities:
Warrant exercise
In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the quarter ended March 31, 2014, three holders of warrants to purchase an aggregate of 10,344 shares of common stock elected to net exercise their warrants, resulting in the issuance of an aggregate of 5,344 shares of our common stock.
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
As of March 31, 2014 we have used approximately $3.7 million of these funds for preclinical and clinical development of our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. We plan to use the net proceeds from our public offering to fund our planned clinical and dose confirmation trials for our lead product candidates and for research and development activities, working capital and other general corporate purposes. Our expected use of net proceeds from our public offering represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, and the amount and timing of additional revenues. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
JOBS Act
On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We are relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we rely on certain of these exemptions, including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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

ITEM 6.	Exhibits
EXHIBIT INDEX

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Form of Common Stock Certificate.(2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________________________________________

*
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

MIRATI THERAPEUTICS, INC.

Date: May 15, 2014	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: May 15, 2014	by:	/s/ Mark J. Gergen
Executive Vice President and
Chief Operations Officer