Form 10-Q
period 2014-06-30
Mirati Therapeutics, Inc.
filed 2014-08-08
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 Total shares of common stock outstanding as of the close of business on August 5, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	13,534,583

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,515	$14,235
Short-term investments	38,902	47,835
Other current assets	1,744	2,145
Total current assets	49,161	64,215
Property and equipment, net	479	322
Other long-term assets	24	—
Total assets	$49,664	$64,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,915	$5,245
Warrant liability	38,924	33,407
Total liabilities	44,839	38,652
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 13,522,805 and 13,446,976 issued and outstanding at both June 30, 2014 and December 31, 2013	14	13
Additional paid-in capital	218,357	214,756
Accumulated other comprehensive income	9,539	9,507
Accumulated deficit	(223,085)	(198,391)
Total stockholders’ equity	4,825	25,885
Total liabilities and stockholders’ equity	$49,664	$64,537
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except for share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expenses
Research and development	$7,236	$4,510	$12,443	$9,985
General and administrative	2,878	2,382	5,293	4,906
Restructuring costs	—	—	334	—
Total operating expenses	10,114	6,892	18,070	14,891

Loss from operations	(10,114)	(6,892)	(18,070)	(14,891)

Other income (expense), net	52	(694)	(173)	(1,265)
Change in fair value of warrant liability	(976)	(385)	(6,451)	3,987

Loss before income taxes	(11,038)	(7,971)	(24,694)	(12,169)

Income tax expense	—	41	—	60

Net loss	$(11,038)	$(8,012)	$(24,694)	$(12,229)

Unrealized gain on available-for-sale investments	24	—	34	—
Comprehensive loss	$(11,014)	$(8,012)	$(24,660)	$(12,229)
Basic and diluted net loss per share	$(0.82)	$(0.80)	$(1.83)	$(1.23)
Weighted average number of shares used in computing net loss per share, basic and diluted	13,498,828	9,957,725	13,467,420	9,957,725

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(24,694)	$(12,229)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	116	64
Amortization of premium on investments	313	—
Share-based compensation expense	2,231	245
Change in fair value of warrant liability	6,451	(3,987)
Restructuring costs	13	—
Lease incentive liability	—	(34)
Changes in operating assets and liabilities:
Other current assets	401	149
Other long-term assets	(24)	—
Accounts payable and accrued liabilities	649	(756)
Cash flows used for operating activities	(14,544)	(16,548)
Investing activities:
Purchases of property and equipment	(264)	(156)
Purchases of short-term investments	(5,941)	(22,391)
Security deposit, restricted cash equivalents and marketable securities	—	(23)
Disposal and maturities of short-term investments	14,593	30,455
Cash flows provided by investing activities	8,388	7,885
Financing activities:
Proceeds from exercise of common stock options	436	—
Cash flows provided by financing activities	436	—
Decrease in cash and cash equivalents	(5,720)	(8,663)
Cash and cash equivalents, beginning of period	14,235	18,403
Cash and cash equivalents, end of period	$8,515	$9,740
See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

1. Description of Business
Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific subsets of cancer patients with unmet needs.

The Company's common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol "MRTX." The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”). MethylGene’s common stock was listed on the Toronto Stock Exchange from June 29, 2004 until July 26, 2013 under the ticker symbol “MYG”. The Company also has an indirect, wholly-owned subsidiary, MethylGene US Inc., which was incorporated in Princeton, New Jersey on December 20, 2011 and started business activity in 2012. MethylGene US Inc. has no operations effective January 1, 2014. During the first half of 2013, the Company conducted the majority of its operations through MethylGene and MethylGene US Inc. As a result of the arrangement agreement discussed in Note 2 under the heading "Basis of Presentation," Mirati became the parent company during the last half of 2013. Refer to Note 2 for further discussion of the Company’s corporate structure.

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
Foreign Currency Transactions
Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at the period-end rates of exchange. Non-monetary assets and liabilities are translated at the historical exchange rates. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.  The Company recognized net foreign exchange losses of $0.2 million for the six months ended June 30, 2014, which includes an immaterial amount for the three months ended June 30, 2014, and $0.8 million and $1.4 million for the three and six months ended June 30, 2013 in other income (expense), net in the consolidated statement of operations and comprehensive loss.
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

Effective January 1, 2013, the Company changed its functional currency which changed how the 2011 and 2012 warrants are accounted for as they continue to have exercise prices denominated in Canadian dollars. Upon the change in functional currency, the warrants were classified as a current liability and a warrant liability of $16.2 million was recorded which represents the fair market value of the warrants at that date in accordance with accounting standards. The initial fair value recorded as warrants within stockholders’ equity of $11.2 million was reversed. The change in fair value related to periods prior to January 1, 2013 of $5.0 million was recorded as an adjustment to accumulated deficit. At each reporting period subsequent to January 1, 2013, the fair value of the warrant liability is recalculated and any corresponding increase or decrease to the warrant liability is recorded as change in fair value of warrant liability on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The fair value of the warrant liability was $38.9 million at June 30, 2014 and the Company recorded a loss of $1.0 million and $6.5 million for the three and six months ended June 30, 2014, a loss of $0.4 million and a gain of $4.0 million for the three and six months ended June 30, 2013, which are recorded as change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2014	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,515	$8,015	$500	$—
Short-term investments	38,902	—	38,902	—
	$47,417	$8,015	$39,402	$—

Liabilities
Warrant liability	$38,924	$—	$—	$38,924
	$38,924	$—	$—	$38,924

	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,235	$12,431	$1,804	$—
Short-term investments	47,835	—	47,835	—
	$62,070	$12,431	$49,639	$—

Liabilities
Warrant liability	$33,407	$—	$—	$33,407
	$33,407	$—	$—	$33,407
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2014. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2014.

The following table presents a rollforward of the fair value of the warrant liability which includes Level 3 measurements (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Warrant liability:
Balance at January 1, 2013	$—
Fair value upon reclassification of balance as of January 1, 2013	16,194
Change in fair value of warrant liability included in net loss	19,799
Fair value of warrants exercised	(2,586)
Balance at December 31, 2013	33,407
Change in fair value of warrant liability included in net loss	6,451
Fair value of warrants exercised	(934)
Balance at June 30, 2014	38,924
The Company estimates the fair value of warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions can have a significant impact on the fair value of the warrants.
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the warrant liability:

	June 30, 2014		December 31, 2013
	2011 Warrants	2012 Warrants	2011 Warrants	2012 Warrants
Risk-free interest rate	1.1%	1.2%	1.2%	1.6%
Volatility	111.9%	113.7%	112.0%	115.9%
Dividend yield	—	—	—	—
Expected life in years	1.8	3.4	2.3	3.9

Net loss per share
Net loss per share is calculated by dividing the net loss of the Company by the weighted average number of shares of common stock outstanding during the period. The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Common stock options	272,538	—	281,955	—
Common stock warrants	1,558,801	—	1,606,067	—
Total	1,831,339	—	1,888,022	—

3. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

4. Investments
The following tables summarize our short-term investments (dollars in thousands):

		As of June 30, 2014
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities(1)	2 years or less	31,387	17	(1)	31,403
Commercial paper(1)	1 year or less	7,495	4	—	7,499
		38,882	21	(1)	38,902

		As of December 31, 2013
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government sponsored enterprise (1)	2 years or less	3,001	—	(3)	2,998
Corporate debt securities(1)	2 years or less	31,319	—	(22)	31,297
Commercial paper(1)	1 year or less	8,485	12	—	8,497
Guaranteed investment certificates(2)	1 year or less	5,046	—	(3)	5,043
		47,851	12	(28)	47,835

(1) Investments are designated as available-for-sale investments.
(2) Investments are designated as trading investments.

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2014, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5. Other current assets
Other current assets consisted of the following (in thousands):

	June 30 2014	December 31 2013

Refundable research and development tax credits	$809	$809
Interest receivables	109	306
Prepaid expenses	460	667
Commodity taxes and other	239	227
Other	127	136
	$1,744	$2,145

6. Property and equipment, net
Property and equipment consisted of the following (in thousands):

	June 30 2014	December 31 2013

Computer equipment	$305	$1,534
Office and other equipment	56	122
Laboratory equipment	249	1,794
Leasehold improvements	21	53
	$631	$3,503
Less: Accumulated depreciation	(152)	(3,181)
	$479	$322
The Company incurred depreciation expense of $38,000 and $42,000 for the three months ended June 30, 2014 and 2013, and $0.1 million and $0.1 million for the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, in connection with the Company's closure of its Canadian office as described further in Note 8, the Company disposed of several fully depreciated assets with a gross book value of $3.2 million that were no longer in use.

7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30 2014	December 31 2013

Accounts payable	$963	$1,302
Accrued expenses	3,762	2,335
Accrued compensation and benefits	1,190	1,608
	$5,915	$5,245

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

Balance as of October 1, 2013	$—
Charges against the accrual	1,025
Payments	(729)
Balance as of December 31, 2013	296
Charges against the accrual	334
Payments	(630)
Balance as of June 30, 2014	—

The restructuring activities associated with the office closures were complete as of June 30, 2014, and all restructuring costs incurred have been paid to date.

9. Warrants

As of June 30, 2014 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price (stated in US Dollars as of June 30, 2014)	Number of warrants outstanding
April 4, 2011	April 4, 2016	$6.99	1,401,541
November 21, 2012	November 21, 2017	$8.15	1,067,792
			2,469,333
On April 4, 2011 and November 21, 2012 the Company's wholly owned subsidiary, MethylGene, completed private placement financing transactions which resulted in the issuance of common stock warrants. The April 4, 2011 common stock warrants were issued with an exercise price of CND$7.46 and the November 21, 2012 common stock warrants were issued with an exercise price of CND$8.70.
During the three and six months ended June 30, 2014, warrants for 60,000 and 70,344 shares of the Company's common stock were exercised via cashless exercises and the Company issued a net of 35,836 and 41,180 shares.

10. Commitments and Contingencies
On June 24, 2014, the Company entered into a lease agreement (the “lease”) with ARE-SD Region No. 20, LLC for approximately 18,000 square feet of completed office and laboratory space located in San Diego, California (the “property”). The office space under the lease will serve as the Company's new corporate headquarters, replacing the current facilities. The lease is scheduled to commence in three phases, with 2,300 square feet of space becoming available July 1, 2014 at an initial monthly rent of approximately $5,900 per month, 14,000 square feet of space becoming available on or after February 1, 2015 at an initial monthly rent of $14,000 per month, and the final 1,600 square feet of space becoming available on February 1, 2016 at an initial monthly rent of approximately $4,200 per month.  Each portion of the leased property will be subject to a 3% annual rent increase following availability.  In addition to such base monthly rent, the Company will be obligated to pay triple net lease charges for operating expenses, taxes, insurance and utilities applicable to the leased property.  The lease will expire on January 31, 2018 with respect to the entire premises.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2014 (Six months remaining)	$35
2015	224
2016	291
2017	304
2018	25
Total minimum lease payments	$879

11. Stock-based compensation
Total stock-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expense	$582	$(74)	$1,070	$67
General and administrative expense	703	(143)	1,161	178
	$1,285	$(217)	$2,231	$245

In connection with management changes during the first half of 2013, certain unvested stock options were canceled, resulting in a one-time adjustment to stock-based compensation expense. During the three months ended June 30, 2013 the

Company During the three and six months ended June 30, 2014, 11,442 and 34,649 shares were issued pursuant to stock option exercises amounting to net proceeds of $0.1 million and $0.4 million for the three and six months ended June 30, 2014.

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
This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Mirati Therapeutics, Inc., or Mirati, was incorporated under the laws of the State of Delaware on April 29, 2013. On May 8, 2013, our Board of Directors approved and we entered into an arrangement agreement (the "Arrangement") with MethylGene Inc., a corporation incorporated under the Canada Business Corporations Act ("MethylGene”). Subject to the terms and conditions of the arrangement agreement, the shareholders of MethylGene received one share of our common stock in exchange for every 50 common shares of MethylGene, which had the effect of a 50-for-1 reverse split of the common shares pursuant to a court-approved plan of arrangement under Section 192 of the Canada Business Corporations Act. In addition, all outstanding options and warrants to purchase common shares of MethylGene became exercisable on a 50-for-1 basis for shares of our common stock, and a proportionate adjustment was made to the exercise price or conversion price, as applicable. Upon consummation of the Arrangement on June 28, 2013, MethylGene became our wholly-owned subsidiary. As a result, the discussion contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including the financial information and related disclosure, reflect the consolidated operations of Mirati. Following the Arrangement, we began to conduct the majority of our business operations through Mirati.
Overview
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific subsets of cancer patients with unmet needs. Our pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, multi-targeted kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer, or NSCLC, squamous cell carcinoma of the head and neck, or HNSCC, and other solid tumors. MGCD265 is in Phase 1/2 clinical development and MGCD516 is in Phase 1 clinical development which commenced early in the third quarter of 2014. Mocetinostat is an orally-bioavailable, spectrum-selective histone deacetylase, or HDAC, inhibitor currently in Phase 2 clinical development for multiple indications. Based on prior single agent responses in Non Hodgkin’s Lymphoma, or NHL, and promising preclinical work we plan to initiate mocetinostat single agent Phase 2 trials in patients with NHL and bladder cancer in the third or fourth quarter of 2014 in patient populations selected based upon a genetic defect in histone aceytalation. We are exploring patient selection strategies in an ongoing Phase 2 dose confirmation trial of mocetinostat in combination with Vidaza in myelodysplastic syndrome ("MDS"). Mocetinostat was granted Orphan Drug Designation by the FDA in June 2014 for the treatment of patients with MDS in the United States. We continue preparations for a Phase 3 trial in MDS in combination with Vidaza. Our decision to move forward with this trial and the timing of doing so are dependent on the data from the three Phase 2 trials and the establishment of a collaboration for late-stage development or the availability of financing.
Liquidity Overview

We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. At June 30, 2014, we had $47.4 million of cash, cash equivalents and short-term investments compared to $62.1 million at December 31, 2013. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations through the end of 2015.
We have incurred losses in each year since our inception. Our net losses were $11.0 million and $24.7 million for the three and six months ended June 30, 2014 and $8.0 million and $12.2 million for the three and six months ended June 30, 2013. As of June 30, 2014, we had an accumulated deficit of $223.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2014 and 2013
The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Research and development expenses, net	$7,236	$4,510	$2,726	$12,443	$9,985	$2,458
General and administrative expenses	$2,878	$2,382	$496	$5,293	$4,906	$387
Restructuring costs	$—	$—	$—	$334	$—	$334
Other income/(expense), net	$52	$(694)	$746	$(173)	$(1,265)	$1,092
Change in fair value of warrant liability	$(976)	$(385)	$(591)	$(6,451)	$3,987	$(10,438)
Research and development expenses
Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies, and

•	costs for facilities and amortization of equipment.

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
Our research and development efforts during the three and six months ended June 30, 2014 and 2013 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. For the three and six months ended June 30, 2013, reclassifications were made to certain research and development program expenses line items to conform prior years’ financial information to the current presentation. These reclassifications had no impact on total research and development expenses. The following table summarizes our research and development expenses, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Third-party clinical development costs:
MGCD265	$2,656	$2,063	$4,290	$4,052
MGCD290	15	199	32	1,178
mocetinostat	1,250	625	1,779	855
MGCD516	479	486	1,088	656
Total third-party clinical development costs	4,400	3,373	7,189	6,741
Internal clinical development costs	2,784	1,390	5,254	3,726
Research and development, gross	7,184	4,763	12,443	10,467
Less: Investment tax credits	52	(253)	—	(482)
Research and development expense	$7,236	$4,510	$12,443	$9,985
Comparison of the Three and Six Months Ended June 30, 2014 and 2013
Research and development expenses for the three months ended June 30, 2014 were $7.2 million compared to $4.5 million during the three months ended June 30, 2013. The increase of $2.7 million for the three months ended June 30, 2014 primarily reflects an increase in salaries and related expense, which is primarily the result of higher stock based compensation expenses, costs associated with recently initiated clinical trials for MGCD265 and mocetinostat, increased manufacturing costs related to ongoing development efforts and reduced investment tax credits, or ITCs. The reduction in ITCs is due to a reduction in the total research and development expenses that are eligible for ITCs, due to the closure of our Montreal facility during first quarter of 2014.
Research and development expenses for the six months ended June 30, 2014 were $12.4 million compared to $10.0 million during the six months ended June 30, 2014. The increase of $2.4 million for the six months ended June 30, 2014 reflects an increase in salaries and related expense, which is largely due to increased stock based compensation expense, an increase in expenses related to ongoing clinical trials and related manufacturing expenses, offset by a decrease costs for MGCD290, for which we are no longer actively pursuing development internally and the absence of costs incurred in 2013 associated with management changes made during the second quarter of 2013.
Clinical development timelines, the probability of success, and development costs can differ materially from expectations, and the results from our clinical trials may not be favorable. If we are successful in progressing MGCD265, MGCD516 and mocetinostat into later stage development, we will require additional capital; however, while we are currently focused on advancing MGCD265, MGCD516 and mocetinostat, the amount and timing of our future research and development expenses will depend on the preclinical and clinical success of both our current development activities and potential development of new product candidates, as well as ongoing assessments of the commercial potential of such activities. We expect that our research and development expenses may increase if we are successful in advancing MGCD265, MGCD516, mocetinostat or any of our preclinical programs into advanced stages of clinical development.

General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services.
General and administrative expenses for the three and six months ended June 30, 2014 were $2.9 million and $5.3 million compared to $2.4 million and $4.9 million for the same periods in 2013. The increase of $0.5 million and $0.4 million is the result of an increase in salaries and related expense (which is primarily the result of higher stock based compensation costs), increased consulting and professional service fees associated as a result of being a public company in the U.S., offset by one-time costs incurred in 2013 associated with the listing of our shares of common stock on The NASDAQ Stock Market, LLC.
Restructuring costs
For the six months ended June 30, 2014, we incurred restructuring costs of $0.3 million due to the closure of our Montreal, Quebec and Princeton, New Jersey facilities. We did not incur restructuring costs during the three months ended June 30, 2014. The offices were closed due to the consolidation of our operations to our San Diego facility. Employee separation charges accounted for the majority of the restructuring costs. The restructuring activities associated with the office closures were substantially complete as of March 31, 2014.
Change in fair value of warrant liability
The change in fair value of warrant liability represents expense or income associated with fair value adjustments to the warrant liability that were recorded during the period. During the three and six months ended June 30, 2014, we recorded expense of $1.0 million and $6.5 million, respectively, and during the three and six months ended June 30, 2013, we recorded expense of $0.4 million and income of $4.0 million, respectively, associated with the change in fair value of warrant liability.
Other income (expense), net
Other income (expense), net consists primarily of interest income and foreign exchange gains and losses. Other income (expense), net was income of $0.1 million for the three months ended June 30, 2014 and expense of $0.2 million for the six months ended June 30, 2014 compared to expense of $0.7 million for the three months ended June 30, 2013 and expense of $1.3 million for the six months ended June 30, 2014. The decrease in expense primarily reflects the impact of foreign exchange rates as the Company fully operated in U.S. dollars for the six months ended June 30, 2014.

Liquidity and Capital Resources
To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.
At June 30, 2014, we had $47.4 million of cash, cash equivalents and short-term investments compared to $62.1 million at December 31, 2013. We believe that our current cash, cash equivalents and short-term investments will fund our currently planned operations through the end of 2015.
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

Cash Flows for the Six Months Ended June 30, 2014 and 2013
Operating Activities
Cash used for operating activities for the six months ended June 30, 2014 was $14.5 million, compared to $16.5 million for the six months ended June 30, 2013, a decrease of $2.0 million. This decrease primarily reflects increased non-cash expenses relative to total operating expenses during the current period compared to the prior period. The current period increase in operating expenses reflects increased research and development expenses and general and administrative expenses, as discussed in "Results of Operations."
Investing Activities
Investing activities consist primarily of purchases, sales and maturities of short-term investments. Investing activities provided cash of $8.4 million due to the sale and maturity of short-term investments in 2014 and $7.9 million in 2013.
Financing Activities
Financing activities for the six months ended June 30, 2014 consisted of proceeds from the exercise of stock options and generated cash flows of $0.4 million. No cash was provided by or used for financing activities during the six months ended June 30, 2013.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2014, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Interest Rate Risk
Some of our short-term investments have market risk in that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We mitigate credit risk by maintaining a well-diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. We invest our excess cash in accordance with our investment policy.
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting associated with the restatement of the calculation and disclosure of diluted loss per share for the three months ended March 31, 2013. As described below, management has presented a remediation plan to the Company's Audit Committee. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Despite the existence of this material weakness, we believe the condensed consolidated financial statements included in this Form 10-Q for the quarter and six months ended June 30, 2014 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that, other than described below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
In response to the material weakness in our internal controls noted in our Form 10Q filed with the SEC on May 14, 2014, on August 7, 2014, our Audit Committee approved approved management's remediation plan. The remediation plan adds new financial reporting process control for the calculation of diluted earnings per share. Our management is responsible for implementing the internal control remediation plan. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating efficiently.
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
Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $7.2 million and $4.5 million and $12.4 million and $10.0 million for the three and six months ended June 30, 2014 and 2013, respectively. We believe that our current cash and cash equivalents and short-term investments will sustain our operations through the end of 2015. Pursuant to our current plans, we do not anticipate initiating Phase 3 clinical trials with mocetinostat until data from our Phase 2 clinical trials is available and absent additional financing or the establishment of a collaboration for late-stage development. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency, or EMA, requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.
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
We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and six months ended June 30, 2014 and 2013 was $11.0 million and $8.0 million and $24.7 million and $12.2 million, respectively. As of June 30, 2014, we had an accumulated deficit of $223.1 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
*    We may incur losses associated with foreign currency fluctuation.
Our headquarters were previously located in Canada and many of our material contracts were entered into in Canada. A significant portion of our expenditures are in foreign currencies, most notably in Canadian dollars; therefore, we are subject to foreign currency fluctuations which may, from time to time, impact (positively or negatively) our financial position and results of operations. Exchange rates can fluctuate significantly and cannot be easily predicted; thus, we may experience significant shifts in currency exchange variances in the future. We maintain bank accounts in both Canadian dollars and U.S. dollars and do not hedge our positions. Our functional currency at June 30, 2014 was the U.S. dollar. Prior to January 1, 2013 our functional currency was the Canadian dollar.
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
For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board. If we do continue to be an emerging growth company, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less-active trading market for our common stock and our stock price may be more volatile.
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
We are currently a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and had a public float of less than $75 million and annual revenue of less than $50 million during the most recently completed fiscal year. WE will not be a smaller reporting company as of 2015. However, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.
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
Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. MGCD265 is currently in Phase 1 and Phase 1/2 clinical trials, and MGCD516 is in clinical development. Each of our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates. We plan on conducting a dose confirmation trial and obtaining a Special Protocol Assessment, or SPA, with the FDA prior to initiating Phase 3 trials with mocetinostat. In addition, we do not anticipate initiating a Phase 3 clinical trial with mocetinostat absent additional financing or the establishment of a collaboration for late-stage development.
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
*    If we fail to obtain coverage and adequate reimbursement for our products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

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
We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required the Centers for Medicare & Medicaid Services, or CMS, to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which revised schedule served as a base for 2014 and will be the base for future years. CMS also recently proposed to re-examine payment amounts for tests reimbursed under the Medicare clinical laboratory fee schedule due to changes in technology and, in addition, proposed to bundle the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Levels of reimbursement may be impacted by current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, including our companion diagnostic, which in turn, could harm our future product pricing and sales. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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

*    Even though we have obtained orphan drug designation for mocetinostat for MDS, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.
     Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In June 2014, the FDA granted orphan drug status to mocetinostat for the treatment of patients with MDS in the United States. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that same indication for that time period. We can provide no assurance that another drug will not receive marketing approval prior to our product candidates. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug containing the same active ingredient for the same condition before the expiration of the seven year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.
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
Based on the information available to us, as of June 30, 2014, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 61% of our outstanding common stock. Baker Bros. Advisors, L.L.C., or Baker Brothers, and Tavistock Life Sciences Co., or Tavistock, and their affiliates collectively own approximately 35% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Tavistock each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Tavistock may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Tavistock or any of other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.
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
Recent Sales of Unregistered Securities
During the six months ended June 30, 2014, we issued and sold the following unregistered securities:
Warrant exercise
In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the six months ended June 30, 2014, four holders of warrants to purchase an aggregate of 70,344 shares of common stock elected to net exercise their warrants, resulting in the issuance of an aggregate of 41,180 shares of our common stock.
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
As of June 30, 2014 we have used approximately $8.1 million of these funds for preclinical and clinical development of our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. We plan to use the remaining net proceeds from our public offering to fund our ongoing and planned clinical and dose confirmation trials for our lead product candidates and for research and development activities, working capital and other general corporate purposes. Our expected use of net proceeds from our public offering represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, and the amount and timing of additional revenues. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

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

ITEM 6.	Exhibits
EXHIBIT INDEX

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Form of Common Stock Certificate.(2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
10.1	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (3)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.
(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Exhibit 99.1 to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: August [8], 2014	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: August [8], 2014	by:	/s/ Mark J. Gergen
Executive Vice President and
Chief Operations Officer