Form 10-Q
period 2014-09-30
Mirati Therapeutics, Inc.
filed 2014-11-10
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 Total shares of common stock outstanding as of the close of business on November 3, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	13,536,929

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,915	$14,235
Short-term investments	32,792	47,835
Other current assets	2,638	2,145
Total current assets	40,345	64,215
Property and equipment, net	524	322
Other long-term assets	440	—
Total assets	$41,309	$64,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,404	$5,245
Warrant liability	167	33,407
Total liabilities	5,571	38,652
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 13,536,929 and 13,446,976 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	14	13
Additional paid-in capital	257,898	214,756
Accumulated other comprehensive income	9,528	9,507
Accumulated deficit	(231,702)	(198,391)
Total stockholders’ equity	35,738	25,885
Total liabilities and stockholders’ equity	$41,309	$64,537
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except for share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expenses
Research and development	$7,029	$5,492	$19,472	$15,477
General and administrative	3,519	3,717	8,855	8,636
Restructuring costs	—	—	334	—
Total operating expenses	10,548	9,209	28,661	24,113

Loss from operations	(10,548)	(9,209)	(28,661)	(24,113)

Other income (expense), net	24	462	(106)	(789)
Change in fair value of warrant liability	1,907	(20,596)	(4,544)	(16,609)

Loss before income taxes	(8,617)	(29,343)	(33,311)	(41,511)

Income tax expense	—	55	—	115

Net loss	$(8,617)	$(29,398)	$(33,311)	$(41,626)

Unrealized gain (loss) on available-for-sale investments	(12)	—	22	—
Comprehensive loss	$(8,629)	$(29,398)	$(33,289)	$(41,626)
Basic net loss per share	$(0.64)	$(2.95)	$(2.47)	$(4.18)
Diluted net loss per share	$(0.72)	$(2.95)	$(2.47)	$(4.18)
Weighted average number of shares used in computing net loss per share, basic	13,527,113	9,957,896	13,478,735	9,957,792
Weighted average number of shares used in computing net loss per share, diluted	14,717,253	9,957,896	13,478,735	9,957,792

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(33,311)	$(41,626)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	154	105
Amortization of premium on investments	439	—
Share-based compensation expense	4,822	1,097
Change in fair value of warrant liability	4,544	16,609
Change in fair value of share-based compensation liability	—	899
Restructuring costs	13	—
Lease incentive liability	—	(53)
Changes in operating assets and liabilities:
Other current assets	(493)	(57)
Other long-term assets	(440)	—
Accounts payable and accrued liabilities	111	1,283
Cash flows used for operating activities	(24,161)	(21,743)
Investing activities:
Purchases of property and equipment	(320)	(196)
Purchases of short-term investments	(8,968)	(25,725)
Security deposit, restricted cash equivalents and marketable securities	—	(32)
Disposal and maturities of short-term investments	23,593	36,887
Cash flows provided by investing activities	14,305	10,934
Financing activities:
Proceeds from exercise of common stock options	536	22
Cash flows provided by financing activities	536	22
Decrease in cash and cash equivalents	(9,320)	(10,787)
Cash and cash equivalents, beginning of period	14,235	18,403
Cash and cash equivalents, end of period	$4,915	$7,616
See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

1. Description of Business
Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific subsets of cancer patients with unmet needs.

The Company's common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol "MRTX." The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”). MethylGene’s common stock was listed on the Toronto Stock Exchange from June 29, 2004 until July 26, 2013 under the ticker symbol “MYG”. The Company also has an indirect, wholly-owned subsidiary, MethylGene US Inc., which was incorporated in Princeton, New Jersey on December 20, 2011 and started business activity in 2012. MethylGene US Inc. has no operations effective January 1, 2014. During the first half of 2013, the Company conducted the majority of its operations through MethylGene and MethylGene US Inc. As a result of the arrangement agreement discussed in Note 2 under the heading "Basis of Presentation," Mirati became the parent company in June 2013 and primary operating company during the last half of 2013. Refer to Note 2 for further discussion of the Company’s corporate structure.

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

Use of Estimates
The preparation of the Company's unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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
Foreign Currency Transactions
Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at the period-end rates of exchange. Non-monetary assets and liabilities are translated at the historical exchange rates. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.  The Company recognized net foreign exchange losses of $0.2 million for the nine months ended September 30, 2014 which includes an immaterial amount for the three months ended September 30, 2014, and a gain of $0.4 million and a loss of $1.0 million for the three and nine months ended September 30, 2013 in other income (expense), net in the consolidated statement of operations and comprehensive loss.
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

Effective January 1, 2013, the Company changed its functional currency which changed how the 2011 and 2012 warrants are accounted for as they continued to have exercise prices denominated in Canadian dollars. Upon the change in functional currency, the warrants were classified as a current liability and a warrant liability of $16.2 million was recorded which represented the fair market value of the warrants at that date in accordance with accounting standards. The initial fair value recorded as warrants within stockholders’ equity of $11.2 million was reversed. The change in fair value related to periods prior to January 1, 2013 of $5.0 million was recorded as an adjustment to accumulated deficit. At each reporting period subsequent to January 1, 2013, the fair value of the warrant liability is recalculated and any corresponding increase or decrease to the warrant liability is recorded as change in fair value of warrant liability on the consolidated statement of operations and comprehensive loss. The estimated fair value is determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

During the third quarter 2014, the Company amended the majority of its outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the amended warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date, or $36.8 million. Consequently due to the equity classification, revaluations of the fair value of the amended warrants are no longer required. The warrants that did not participate in the amendment will continue to be classified as a current liability with quarterly revaluations.

The fair value of the warrant liability associated with the warrants that did not participate in the amendment was $0.2 million at September 30, 2014. For all of the warrants classified as liabilities during the relevant periods, the Company recorded a gain of $1.9 million and a loss of $4.5 million for the three and nine months ended September 30, 2014, respectively, and a loss of $20.6 million and a loss of $16.6 million for the three and nine months ended September 30, 2013, respectively, which are recorded as change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss.

Segment Reporting
Operating segments are components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker for purposes of making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily in the United States.

Fair value measurements
The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.
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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2014	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,915	$2,362	$2,553	$—
Short-term investments	32,792	—	32,792	—
	$37,707	$2,362	$35,345	$—

Liabilities
Warrant liability	$167	$—	$—	$167
	$167	$—	$—	$167

	December 31, 2013	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,235	$12,431	$1,804	$—
Short-term investments	47,835	—	47,835	—
	$62,070	$12,431	$49,639	$—

Liabilities
Warrant liability	$33,407	$—	$—	$33,407
	$33,407	$—	$—	$33,407
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2014 and December 31, 2013. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2014.

The following table presents a rollforward of the fair value of the warrant liability which includes Level 3 measurements (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Warrant liability:
Balance at January 1, 2013	$—
Fair value upon reclassification of balance as of January 1, 2013	16,194
Change in fair value of warrant liability included in net loss	19,799
Fair value of warrants exercised	(2,586)
Balance at December 31, 2013	33,407
Change in fair value of warrant liability included in net loss	4,544
Fair value of warrants exercised	(993)
Reclassification of warrants to stockholders' equity	(36,791)
Balance at September 30, 2014	167
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

The following assumptions were used in the Black-Scholes option-pricing model as of the warrant amendments date to determine the fair value of the warrants to reclassify into equity:

	September 12, 2014
	2011 Warrants	2012 Warrants
Risk-free interest rate	1.2%	1.2%
Volatility	108.6%	100.8%
Dividend yield	—	—
Expected life in years	1.6	3.2
The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the warrant liability for all remaining 2011 warrants. All 2012 warrants were amended and did not require a valuation as of September 30, 2014.

	September 30, 2014	December 31, 2013
	2011 Warrants	2011 Warrants	2012 Warrants
Risk-free interest rate	1.1%	1.2%	1.6%
Volatility	108.0%	112.0%	115.9%
Dividend yield	—	—	—
Expected life in years	1.5	2.3	3.9

Net loss per share
Net loss per share is calculated by dividing the net loss of the Company by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. The gain on fair value of warrant liability for the three months ended September 30, 2014 resulted in a dilutive impact as detailed further below:

Three Months Ended September 30, 2014
Numerator:
Net loss	$(8,617)
Minus: Gain on fair value of warrant liabilities	1,907
Adjusted net loss	$(10,524)

Denominator:
Weighted average number of shares used in computing net loss per share, basic	13,527,113
Plus: Effect of dilutive potential common shares from warrants	1,190,140
Weighted average number of shares used in computing net loss per share, diluted	14,717,253

Diluted net loss per share	$(0.72)

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	2014	2013	2014	2013
Common stock options	252,678	51,393	264,723	1,436
Common stock warrants	280,720	481,765	1,552,441	92,192
Total	533,398	533,158	1,817,164	93,628

3. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU is not expected to have an impact on the Company's financial statements or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

4. Investments
The following tables summarize our short-term investments (dollars in thousands):

		As of September 30, 2014
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities(1)	2 years or less	32,784	11	(3)	32,792
		32,784	11	(3)	32,792

		As of December 31, 2013
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Government sponsored enterprise (1)	2 years or less	3,001	—	(3)	2,998
Corporate debt securities(1)	2 years or less	31,319	—	(22)	31,297
Commercial paper(1)	1 year or less	8,485	12	—	8,497
Guaranteed investment certificates(2)	1 year or less	5,046	—	(3)	5,043
		47,851	12	(28)	47,835

(1) Investments are designated as available-for-sale investments.
(2) Investments are designated as trading investments.

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2014, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

5. Other current assets
Other current assets consisted of the following (in thousands):

	September 30 2014	December 31 2013

Refundable research and development tax credits	$809	$809
Interest receivables	224	306
Prepaid expenses	859	667
Commodity taxes and other	290	227
Other	456	136
	$2,638	$2,145
6. Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30 2014	December 31 2013

Computer equipment	$325	$1,534
Office and other equipment	56	122
Laboratory equipment	283	1,794
Leasehold improvements	51	53
	$715	$3,503
Less: Accumulated depreciation	(191)	(3,181)
	$524	$322
The Company incurred depreciation expense of $39,000 and $41,000 for the three months ended September 30, 2014 and 2013, and $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, in connection with the Company's closure of its Canadian office as described further in Note 8, the Company disposed of several fully depreciated assets with a gross book value of $3.2 million that were no longer in use.

7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30 2014	December 31 2013

Accounts payable	$1,934	$1,302
Accrued expenses	2,239	2,335
Accrued compensation and benefits	1,215	1,608
Deferred rent	16	—
	$5,404	$5,245

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

Balance as of October 1, 2013	$—
Charges against the accrual	1,025
Payments	(729)
Balance as of December 31, 2013	296
Charges against the accrual	334
Payments	(630)
Balance as of September 30, 2014	—

The restructuring activities associated with the office closures were complete as of September 30, 2014, and all restructuring costs incurred have been paid to date.

9. Warrants

As of September 30, 2014 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price		Number of warrants outstanding
April 4, 2011	April 4, 2016	$6.66	(1)	13,274
April 4, 2011	April 4, 2016	$6.74	(2)	1,384,647
November 21, 2012	November 21, 2017	$7.86	(2)	1,067,792
				2,465,713
(1) - Denominated in Canadian Dollars. Exercise price stated in US Dollars as of September 30, 2014.
(2) - Denominated in US Dollars.
On April 4, 2011 and November 21, 2012 the Company's wholly owned subsidiary, MethylGene, completed private placement financing transactions which resulted in the issuance of common stock warrants. The April 4, 2011 common stock warrants were issued with an exercise price of CND$7.46 and the November 21, 2012 common stock warrants were issued with an exercise price of CND$8.70. During the third quarter 2014, the Company amended the majority of these outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars.
During the three and nine months ended September 30, 2014, warrants for 3,620 and 73,964 shares of the Company's common stock were exercised via cashless exercises and the Company issued a net of 2,346 and 43,526 shares.

10. Commitments and Contingencies
On June 24, 2014, the Company entered into a lease agreement (the “lease”) with ARE-SD Region No. 20, LLC for approximately 18,000 square feet of completed office and laboratory space located in San Diego, California (the “property”). The office space under the lease will serve as the Company's new corporate headquarters, replacing the current facilities. The lease will commence in three phases, with 2,300 square feet of space which commenced on July 1, 2014 at an initial monthly rent of approximately $5,900 per month, 14,000 square feet of space becoming available on or after February 1, 2015 at an initial monthly rent of $14,000 per month, and the final 1,600 square feet of space becoming available on February 1, 2016 at an initial monthly rent of approximately $4,200 per month.  Each portion of the leased property will be subject to a 3% annual rent increase following availability.  In addition to such base monthly rent, the Company will be obligated to pay triple net lease charges for operating expenses, taxes, insurance and utilities applicable to the leased property.  The lease will expire on January 31, 2018 with respect to the entire premises.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2014 (Three months remaining)	$12
2015	224
2016	291
2017	304
2018	25
Total minimum lease payments	$856

11. Stock-based compensation
Total stock-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expense	$859	$(106)	$1,929	$(39)
General and administrative expense	1,732	1,857	2,893	2,035
	$2,591	$1,751	$4,822	$1,996
In connection with management changes during the first half of 2013, certain unvested stock options were canceled, resulting in a one-time favorable adjustment to stock-based compensation expense. During the three and nine months ended September 30, 2014, 11,778 and 46,427 shares were issued pursuant to stock option exercises amounting to net proceeds of $0.1 million and $0.5 million, respectively.

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
Overview
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific subsets of cancer patients with unmet needs. Our pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, multi-targeted kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer, or NSCLC, squamous cell carcinoma of the head and neck, or HNSCC, and other solid tumors. MGCD265 is in Phase 1/2 clinical development and we recently opened the expansion cohorts for this program to enroll selected patients with NSCLC and other solid tumors that have certain genetic profiles. MGCD516 is in Phase 1 clinical development which commenced early in the third quarter of 2014. Mocetinostat is an orally-bioavailable, spectrum-selective histone deacetylase, or HDAC, inhibitor currently in Phase 2 clinical development for multiple indications. Based on prior single agent responses in Non Hodgkin’s Lymphoma, or NHL, and promising preclinical work we recently initiated mocetinostat single agent Phase 2 trials in patients with NHL and bladder cancerin patient populations selected based upon a genetic defect in histone aceytalation. We are also exploring patient selection strategies in an ongoing Phase 2 dose confirmation trial of mocetinostat in combination with Vidaza in myelodysplastic syndrome, or MDS. Mocetinostat was granted Orphan Drug Designation by the FDA in June 2014 for the treatment of patients with MDS in the United States and in August 2014 for the treatment of patients with diffuse large B-cell lymphoma. We continue preparations for a Phase 3 trial in MDS in combination with Vidaza. Our decision to move forward with this trial and the timing of doing so are dependent on the data from the three Phase 2 trials and the establishment of a collaboration for late-stage development or the availability of financing.
Liquidity Overview
We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. At September 30, 2014, we had $37.7 million of cash, cash equivalents and short-term investments compared to $62.1 million at December 31, 2013. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations through the end of 2015.
We have incurred losses in each year since our inception. Our net losses were $8.6 million and $33.3 million for the three and nine months ended September 30, 2014 and $29.4 million and $41.6 million for the three and nine months ended September 30, 2013. As of September 30, 2014, we had an accumulated deficit of $231.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Research and development expenses	$7,029	$5,492	$1,537	$19,472	$15,477	$3,995
General and administrative expenses	$3,519	$3,717	$(198)	$8,855	$8,636	$219
Restructuring costs	$—	$—	$—	$334	$—	$334
Other income/(expense), net	$24	$462	$(438)	$(106)	$(789)	$683
Change in fair value of warrant liability	$1,907	$(20,596)	$22,503	$(4,544)	$(16,609)	$12,065
Research and development expenses
Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	costs for facilities and amortization of equipment.
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
Our research and development efforts during the three and nine months ended September 30, 2014 and 2013 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. For the three and nine months ended September 30, 2013, reclassifications were made to certain research and development program expenses line items to conform prior years’ financial information to the current presentation. These reclassifications had no impact on total research and development expenses. The following table summarizes our research and development expenses, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Third-party clinical development costs:
MGCD265	$1,592	$1,348	$5,882	$5,400
MGCD290	68	435	100	1,613
mocetinostat	1,375	1,072	3,154	1,927
MGCD516	968	1,086	2,056	1,742
Total third-party clinical development costs	4,003	3,941	11,192	10,682
Internal clinical development costs	3,026	1,747	8,280	5,473
Research and development, gross	7,029	5,688	19,472	16,155
Less: Investment tax credits	—	(196)	—	(678)
Research and development expense	$7,029	$5,492	$19,472	$15,477
Research and development expenses for the three months ended September 30, 2014 were $7.0 million compared to $5.5 million during the three months ended September 30, 2013. The increase of $1.5 million for the three months ended September 30, 2014 primarily relates to costs associated with ongoing clinical trials for MGCD265 and mocetinostat, costs associated with the recently initiated clinical trial for MGCD516, increased manufacturing costs related to ongoing development efforts and reduced investment tax credits, or ITCs. The reduction in ITCs is due to a reduction in the total research and development expenses that are eligible for ITCs, due to the closure of our Montreal facility during first quarter of 2014.
Research and development expenses for the nine months ended September 30, 2014 were $19.5 million compared to $15.5 million during the nine months ended September 30, 2013. The increase of $4.0 million for the nine months ended September 30, 2014 reflects an increase in salaries and related expense, which is largely due to increased stock based compensation expense, an increase in expenses related to ongoing clinical trials and related manufacturing expenses, offset by a decrease in costs for MGCD290, for which we are no longer actively pursuing development internally and the absence of costs incurred in 2013 associated with management changes made during the second quarter of 2013.
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
General and administrative expenses for the three and nine months ended September 30, 2014 were $3.5 million and $8.9 million compared to $3.7 million and $8.6 million for the same periods in 2013. The decrease of $0.2 million for the three months ended September 30, 2014 is the result of the absence of certain one-time costs incurred in 2013 associated with the listing of our shares of common stock on The NASDAQ Stock Market, LLC (or "NASDAQ"). The increase of $0.3 million for the nine months ended September 30, 2013 is the result of an increase in salaries and related expense (which is primarily the result of higher stock based compensation costs), offset by one-time costs incurred in 2013 associated with the listing of our shares of common stock on NASDAQ.
Restructuring costs
For the nine months ended September 30, 2014, we incurred restructuring costs of $0.3 million due to the closure of our Montreal, Quebec and Princeton, New Jersey facilities. We did not incur restructuring costs during the second and third quarters of 2014. The offices were closed due to the consolidation of our operations to our San Diego facility, with employee separation charges accounting for the majority of the restructuring costs. The restructuring activities associated with the office closures were substantially complete as of March 31, 2014.

Change in fair value of warrant liability
The change in fair value of warrant liability represents expense or income associated with fair value adjustments to the warrant liability that were recorded during the period. During the three and nine months ended September 30, 2014, we recorded a gain of of $1.9 million and expense of $4.5 million, respectively, and during the three and nine months ended September 30, 2013, we recorded expense of $20.6 million and expense of $16.6 million, respectively, associated with the change in fair value of warrant liability. During the third quarter 2014, we amended the majority of the outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the amended warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date, or $36.8 million. Consequently due to the equity classification, revaluations of the fair value of the amended warrants are no longer required. The warrants that did not participate in the amendment will continue to be classified as a current liability with quarterly revaluations.
Other income (expense), net
Other income (expense), net consists primarily of interest income and foreign exchange gains and losses. Other income (expense), net for the three months ended September 30, 2014 and 2013 was income of $24 thousand and $0.5 million, respectively. Other income (expense), net for the nine months ended September 30, 2014 and 2013 was expense of $0.1 million and $0.8 million, respectively. The decrease in expense for both the three and nine month periods primarily reflects the impact of foreign exchange rates as we fully operated in U.S. dollars for the nine months ended September 30, 2014.
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
At September 30, 2014, we had $37.7 million of cash, cash equivalents and short-term investments compared to $62.1 million at December 31, 2013. We believe that our current cash, cash equivalents and short-term investments will fund our currently planned operations through the end of 2015.
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
Cash Flows for the Nine Months Ended September 30, 2014 and 2013
Operating Activities
Cash used for operating activities for the nine months ended September 30, 2014 was $24.2 million, compared to $21.7 million for the nine months ended September 30, 2013, an increase of $2.6 million. The current period increase in operating expenses reflects increased research and development expenses and general and administrative expenses, as discussed in "Results of Operations."
Investing Activities
Investing activities consist primarily of purchases, sales and maturities of short-term investments. Investing activities provided cash of $14.3 million due to the sale and maturity of short-term investments in 2014 and $10.9 million in 2013.
Financing Activities
Financing activities for the nine months ended September 30, 2014 consisted of proceeds from the exercise of stock options and generated cash flows of $0.5 million compared to $22,000 for the nine months ended September 30, 2013.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2014, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting associated with the restatement of the calculation and disclosure of diluted loss per share for the three months ended March 31, 2013. As described below, management presented a remediation plan to the Company's Audit Committee. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Despite the existence of this material weakness, we believe the condensed consolidated financial statements included in this Form 10-Q for the quarter and nine months ended September 30, 2014 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
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
In response to the material weakness in our internal controls noted in our Form 10Q filed with the SEC on May 14, 2014, on August 7, 2014, our Audit Committee approved management's remediation plan. The remediation plan adds a new financial reporting process control for the calculation of diluted earnings per share. Our management is responsible for implementing the internal control remediation plan. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $7.0 million and $5.5 million for the three months ended September 30, 2014 and 2013, respectively, and $19.5 million and $15.5 million for the nine months ended September 30, 2014 and 2013, respectively. We believe that our current cash and cash equivalents and short-term investments will sustain our operations through the end of 2015. Pursuant to our current plans, we do not anticipate initiating Phase 3 clinical trials with mocetinostat until data from our Phase 2 clinical trials is available and absent additional financing or the establishment of a collaboration for late-stage development. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency, or EMA, requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.
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
We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and nine months ended September 30, 2014 and 2013 was $8.6 million and $29.4 million and $33.3 million and $41.6 million, respectively. As of September 30, 2014, we had an accumulated deficit of $231.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
Our headquarters were previously located in Canada and many of our material contracts were entered into in Canada. A significant portion of our expenditures are in foreign currencies, most notably in Canadian dollars; therefore, we are subject to foreign currency fluctuations which may, from time to time, impact (positively or negatively) our financial position and results of operations. Exchange rates can fluctuate significantly and cannot be easily predicted; thus, we may experience significant shifts in currency exchange variances in the future. We maintain bank accounts in both Canadian dollars and U.S. dollars and do not hedge our positions. Our functional currency at September 30, 2014 was the U.S. dollar. Prior to January 1, 2013 our functional currency was the Canadian dollar.
*    As a public company in the United States, we are subject to the Sarbanes-Oxley Act. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.
Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. We and our independent registered public accounting firm have identified a material weakness in our internal controls that is described in greater detail in “Item 4-Controls and Procedures.” We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the control deficiencies that led to our material weakness. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. In addition, our independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any additional significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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
Risks Relating to Our Business and Industry
*    Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.
Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. MGCD265 is currently in Phase 1 and Phase 1/2 clinical trials, mocetinostat is currently in Phase 2 clinical trials and MGCD516 is in Phase 1 clinical trial. Each of our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates. We plan on conducting a dose confirmation trial and obtaining a Special Protocol Assessment, or SPA, with the FDA prior to initiating Phase 3 trials with mocetinostat. In addition, we do not anticipate initiating a Phase 3 clinical trial with mocetinostat absent additional financing or the establishment of a collaboration for late-stage development.
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
*    If we or third parties are unable to successfully develop companion diagnostics for our kinase inhibitor product candidates, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of such product candidates.
A key part of our strategy for our kinase inhibitor and HDAC development program, including MGCD265, MGCD516, and mocetinostat is to identify patients or types of tumors that express specific genetic markers, which will require the use and development of companion diagnostics. We expect that the FDA and comparable foreign regulatory authorities will require the regulatory approval of a companion diagnostic as a condition to approving these product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for any of our therapeutic product candidates.
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and will likely require separate regulatory approval prior to commercialization.
If we or third parties are unable to successfully develop companion diagnostics for our kinase inhibitor or HDAC product candidates, or experience delays in doing so:

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

Even if our HDAC or kinase inhibitor product candidates and any associated companion diagnostics are approved for marketing, the need for companion diagnostics may slow or limit adoption of our product candidates. Although we believe genetic testing is becoming more prevalent in the diagnosis and treatment of cancer, our product candidates may be perceived negatively compared to alternative treatments that do not require the use of companion diagnostics, either due to the additional cost of the companion diagnostic or the need to complete additional procedures to identify genetic markers prior to administering our product candidates.
If any of these events were to occur, our business and growth prospects would be harmed, possibly materially.
We may not be able to obtain an SPA prior to initiating Phase 3 clinical trials of mocetinostat. Even if obtained, an SPA would not guarantee any particular outcome from regulatory review.
We plan to submit an SPA to the FDA prior to initiating any Phase 3 development of mocetinostat. The FDA's SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. We cannot guarantee that we will obtain an SPA for the Phase 3 development of mocetinostat or that an SPA, if obtained, would ultimately aid in obtaining regulatory approval.
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
We believe that there will be many different applications for products successfully derived from our technologies and that the anticipated market for products under development will continue to expand. However, due to competition from existing or new products and the yet-to-be established commercial viability of our products, no assurance can be given that these beliefs will prove to be correct. Physicians, patients, formularies, payors or the medical community in general may not accept or utilize any products that we or our collaborative partners may develop. Other drugs may be approved during our clinical testing which could change the accepted treatments for the disease targeted and make our product candidate obsolete.
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
In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product and tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required the Centers for Medicare & Medicaid Services, or CMS, to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which revised schedule served as a base for 2014 and will be the base for future years. Beginning January 1, 2016, there will be major changes to the payment formula under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Under the Protecting Access to Medicare Act of 2014, or PAMA, which was signed to law in April 2014, clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. Levels of reimbursement may be impacted by current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, including our companion diagnostic, which in turn, could harm our future product pricing and sales. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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
*    Even though we have obtained orphan drug designation for mocetinostat for MDS and Diffuse Large B-Cell Lymphoma, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.
     Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In June 2014, the FDA granted orphan drug status to mocetinostat for the treatment of patients with MDS in the United States, and in August 2014 the FDA granted orphan drug status to mocetinostat for the treatment of Diffuse Large B-Cell Lymphoma in the United States. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that same indication for that time period. We can provide no assurance that another drug will not receive marketing approval prior to our product candidates. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug containing the same active ingredient for the same condition before the expiration of the seven year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication.

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

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program, with specific exceptions, to report annually to CMS information related to "payments or other transfers of value" made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, and contains requirements for manufacturers to submit reports to CMS and on the 90th day of each calendar year, and disclosure of such information to be made by CMS on a publicly available website which began in September 2014; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
Our patents may be challenged by third parties in patent litigation. In addition, it is possible that third parties with products that are very similar to ours will circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts. There are no assurances that our patent counsel, lawyers or advisors have given us correct advice or counsel. Opinions from such patent counsel or lawyers may not be correct or based on incomplete facts. We cannot be certain that we are the first to invent or first to file for patent protection for the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor's technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information and technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in Canada, the United States or Europe. Unauthorized disclosure of our proprietary information could also harm our competitive position. We could also inadvertently use our collaborators' data inappropriately which could lead to liability. We may file patent applications but have claims restricted or we may not be able to supply sufficient data to satisfy a patent office to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application.
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
Based on the information available to us, as of June 30, 2014, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 60% of our outstanding common stock. Baker Bros. Advisors, L.L.C., or Baker Brothers, and Tavistock Life Sciences Co., or Tavistock, and their affiliates collectively own approximately 35% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Tavistock each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Tavistock may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Tavistock or any of other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.
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
Recent Sales of Unregistered Securities
During the nine months ended September 30, 2014, we issued and sold the following unregistered securities:
Warrant exercise
In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the nine months ended September 30, 2014, four holders of warrants to purchase an aggregate of 73,964 shares of common stock elected to net exercise their warrants, resulting in the issuance of an aggregate of 43,526 shares of our common stock.
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
As of September 30, 2014 we have used approximately $17.5 million of these funds for preclinical and clinical development of our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat and related administrative support. We plan to use the remaining net proceeds from our public offering to fund our ongoing and planned clinical and dose confirmation trials for our lead product candidates and for research and development activities, working capital and other general corporate purposes. Our expected use of net proceeds from our public offering represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, and the amount and timing of additional revenues. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

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

ITEM 6.	Exhibits
EXHIBIT INDEX

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Form of Common Stock Certificate.(2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
10.1	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.
(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Exhibit 99.1 to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: November 10, 2014	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: November 10, 2014	by:	/s/ Mark J. Gergen
Executive Vice President and
Chief Operations Officer