Form 10-Q
period 2015-03-31
Mirati Therapeutics, Inc.
filed 2015-05-06
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
9393 Towne Centre Drive, Suite 200
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 Total shares of common stock outstanding as of the close of business on May 5, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	16,182,927

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,307	$6,593
Short-term investments	53,716	22,710
Other current assets	3,166	3,354
Total current assets	71,189	32,657
Property and equipment, net	667	496
Other long-term assets	326	326
Total assets	$72,182	$33,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,111	$5,396
Total current liabilities	5,111	5,396
Other liability	20	21
Total liabilities	5,131	5,417
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 16,182,927 and 13,566,726 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16	14
Additional paid-in capital	311,539	260,616
Accumulated other comprehensive income	9,525	9,521
Accumulated deficit	(254,029)	(242,089)
Total stockholders’ equity	67,051	28,062
Total liabilities and stockholders’ equity	$72,182	$33,479
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except for share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2015	2014
Expenses
Research and development	$8,207	$4,960
General and administrative	3,779	2,685
Restructuring costs	—	334
Total operating expenses	11,986	7,979

Loss from operations	(11,986)	(7,979)

Other income (expense), net	46	(202)
Change in fair value of warrant liability	—	(5,475)

Net loss	$(11,940)	$(13,656)

Unrealized gain (loss) on available-for-sale investments	5	10
Comprehensive loss	$(11,935)	$(13,646)
Basic and diluted net loss per share	$(0.77)	$(1.01)
Weighted average number of shares used in computing net loss per share, basic and diluted	15,453,534	13,457,400

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net loss	$(11,940)	$(13,656)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	44	78
Amortization of premium on investments	99	167
Share-based compensation expense	2,316	946
Change in fair value of warrant liability	—	5,475
Restructuring costs	—	13
Changes in operating assets and liabilities:
Other current assets	188	(517)
Other long-term assets	—	—
Accounts payable, accrued liabilities and other long-term liabilities	(482)	(1,304)
Cash flows used for operating activities	(9,775)	(8,798)
Investing activities:
Purchases of property and equipment	(18)	(2)
Purchases of short-term investments	(35,979)	(4,423)
Disposal and maturities of short-term investments	4,880	7,043
Cash flows (used for) provided by investing activities	(31,117)	2,618
Financing activities:
Proceeds from sale of common stock, net	48,361	—
Proceeds from exercise of common stock options	245	262
Cash flows provided by financing activities	48,606	262
Increase (decrease) in cash and cash equivalents	7,714	(5,918)
Cash and cash equivalents, beginning of period	6,593	14,235
Cash and cash equivalents, end of period	$14,307	$8,317

Supplemental disclosures of non-cash investing activities:
Fixed asset additions included within accounts payable	$197	$42
See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2015
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
In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 11, 2015.
Mirati was incorporated under the laws of the State of Delaware on April 29, 2013. The Company was created to enter into an arrangement agreement with MethylGene, which was consummated on June 28, 2013. Upon completion of the agreement, MethylGene became the Company’s wholly-owned subsidiary.
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

Effective January 1, 2013, the Company changed its functional currency which changed how the 2011 and 2012 warrants are accounted for as they continued to have exercise prices denominated in Canadian dollars. Upon the change in functional currency, a warrant liability was recorded which represented the fair market value of the warrants at that date in accordance with accounting standards. At each reporting period subsequent to January 1, 2013, the fair value of the warrant liability was recalculated and any corresponding increase or decrease to the warrant liability was recorded as change in fair value of warrant liability on the consolidated statement of operations and comprehensive loss. The estimated fair value was determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

During the second half of 2014, the Company amended all of its outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the amended warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date and revaluations of fair value are no longer required. For the three months ended March 31, 2014, the Company recorded warrant valuation expense of $5.5 million, which is reported as change in fair value of warrant liability in the consolidated statement of operations and comprehensive loss.
Restructuring

Restructuring activities relate to the 2013 consolidation of the Company’s operations to the Company’s San Diego, California facility and were reported as a separate line item in the accompanying consolidated statement of operations and comprehensive loss. The restructuring activities were completed as of March 31, 2014, with all restructuring costs incurred paid to date.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2015	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$954	$954	$—	$—
Money market funds	9,403	9,403	—	—
Corporate debt securities	3,950	—	3,950	—
Total cash and cash equivalents	14,307	10,357	3,950	—

Short-term investments:
Corporate debt securities	45,217	—	45,217	—
Commercial paper	8,499	—	8,499	—
Total short-term investments	53,716	—	53,716	—

Total	$68,023	$10,357	$57,666	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,025	$1,025	$—	$—
Money market funds	3,565	3,565	—	—
Corporate debt securities	2,003	—	2,003	—
Total cash and cash equivalents	6,593	4,590	2,003	—

Short-term investments:
Corporate debt securities	21,210	—	21,210	—
Commercial paper	1,500	—	1,500	—
Total short-term investments	22,710	—	22,710	—

Total	$29,303	$4,590	$24,713	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2015 and December 31, 2014. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three months ended March 31, 2015 or the year ended December 31, 2014.

Net loss per share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option and warrant agreements.

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended
	March 31,
	2015	2014
Common stock options	381,286	222,762
Common stock warrants	1,701,889	1,652,080
Total	2,083,175	1,874,842

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

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements. [open for updated language for extension]

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter, early adoption is permitted. The Company has not elected to early adopt and is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

In January 2015, the FASB issued an ASU, which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

4. Investments
The following tables summarize our short-term investments (dollars in thousands):

		As of March 31, 2015
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	45,224	2	(9)	45,217
Commercial paper	1 year or less	8,485	14	—	8,499
		53,709	16	(9)	53,716

		As of December 31, 2014
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	21,208	3	(1)	21,210
Commercial paper	1 year or less	1,500	—	—	1,500
		22,708	3	(1)	22,710

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2015, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

5. Other current assets
Other current assets consisted of the following (in thousands):

	March 31 2015	December 31 2014

Prepaid expenses	$1,544	$1,827
Refundable research and development tax credits	809	809
Security deposits and other receivables	530	622
Interest receivables	283	96
	$3,166	$3,354

6. Property and equipment, net
Property and equipment consisted of the following (in thousands):

	March 31 2015	December 31 2014

Computer equipment	$329	$329
Office and other equipment	222	56
Laboratory equipment	344	346
Leasehold improvements	51	—
	$946	$731
Less: Accumulated depreciation	(279)	(235)
	$667	$496
The Company incurred depreciation expense of $44,000 and $78,000 for the three months ended March 31, 2015 and 2014.
7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31 2015	December 31 2014

Accounts payable	$1,271	$1,655
Accrued expenses	2,715	2,327
Accrued compensation and benefits	1,125	1,414
	$5,111	$5,396

8. Warrants

As of March 31, 2015 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
April 4, 2011	April 4, 2016	$6.74	1,384,647
November 21, 2012	November 21, 2017	$7.86	1,067,792
			2,452,439
On April 4, 2011 and November 21, 2012 the Company's wholly owned subsidiary, MethylGene, completed private placement financing transactions which resulted in the issuance of common stock warrants. The April 4, 2011 common stock warrants were issued with an exercise price of CND$7.46 (USD$6.74 as amended) and the November 21, 2012 common stock warrants were issued with an exercise price of CND$8.70 (USD$7.86 as amended). During the last half of 2014, the Company amended all of these outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars.
During the three months ended March 31, 2015, warrants for 13,274 shares of the Company's common stock were exercised via cashless exercises and the Company issued a total of 9,315 shares of common stock.

9. Commitments and Contingencies
On June 24, 2014, the Company entered into a lease agreement for approximately 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's new corporate headquarters, replacing the previous facilities. The lease commenced in phases, 2,300 square feet of space which commenced on July 1, 2014 at an initial monthly rent of $5,900 per month and 15,600 square feet of space which commenced on March 27, 2015 at an initial monthly rent of $18,200 per month. The leased property is subject to a 3% annual rent increase following availability.  In addition to such base monthly rent, the Company is obligated to pay triple net lease charges for operating expenses, taxes, insurance and utilities applicable to the leased property.  The lease will expire on January 31, 2018. Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2015	147
2016	296
2017	305
2018	25
Total minimum lease payments	$773

10. Stockholders' Equity
Sale of Common Stock

In February 2015, the Company completed a follow-on offering whereby it issued an aggregate 2,587,500 shares of common stock at $20.00 per share. Proceeds from the follow-on offering, net of underwriting discounts, commissions and offering expenses, were $48.4 million.

Share-based Compensation
Total share-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expense	$808	$488
General and administrative expense	1,508	458
	$2,316	$946

During the three months ended March 31, 2015 and 2014, 22,166 and 23,307 shares were issued pursuant to stock option exercises generating net proceeds of $0.3 million for each period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 11, 2015.
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

Mirati Therapeutics, Inc. ("Mirati" or "we") was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. On May 8, 2013, we entered into a plan of arrangement with MethylGene, Inc., or MethylGene Canada, pursuant to which MethylGene Canada became our wholly owned subsidiary and all of its shareholders became proportionate shareholders of ours.

Overview
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific genetically and epigenetically defined cancers in patient populations with high with unmet needs. Our pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, tyrosine kinase inhibitors with distinct target profiles that are being developed for second line treatment in patients with non-small cell lung cancer, or NSCLC, and other solid tumors including squamous cell carcinoma of the head and neck, or HNSCC. MGCD265 is in Phase 1b clinical development and MGCD516 is in Phase 1 clinical development in the dose escalation phase. Mocetinostat is an orally-bioavailable, spectrum-selective histone deacetylase, or HDAC, inhibitor currently in Phase 2 development. Mocetinostat is being developed for the second line treatment of patients with bladder cancer and non-hodgkins lymphoma, or NHL, specifically focusing on diffuse large B-cell lymphoma, or DLBCL, and follicular lymphoma, or FL. DLBCL and FL tumors have a genetic alteration in one of two genes that have been shown to increase the sensitivity of their tumor cells to mocetinostat in preclinical models. Our development goals for 2015 include demonstrating initial proof of concept for MGCD265 in NSCLC by mid-2015, and if successful, initiating a single-arm registration study by the end of 2015; achieving a dose for MGCD516 that potently inhibits the targeted genetic alterations by the middle of 2015, and, if successful, initiating dose expansion cohorts in selected patients in the second half of 2015; and demonstrating initial proof of concept for mocetinostat in bladder cancer and DLBCL by mid-2015, which, if successful, could enable the initiation of single agent registration trials.
Liquidity Overview
At March 31, 2015, we had $68.0 million of cash, cash equivalents and short-term investments compared to $29.3 million at December 31, 2014. During the quarter ended March 31, 2015, we completed a public offering of 2.6 million shares of our common stock that generated net proceeds to us of $48.4 million. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations through the third quarter of 2016. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $11.9 million and $13.7 million for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $254.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,		Increase
	2015	2014	(Decrease)
Research and development expenses	$8,207	$4,960	$3,247
General and administrative expenses	$3,779	$2,685	$1,094
Restructuring costs	$—	$334	$(334)
Other income/(expense), net	$46	$(202)	$248
Change in fair value of warrant liability	$—	$(5,475)	$5,475
Research and development expenses
Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	costs for facilities and amortization of equipment.
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
Our research and development efforts during the three months ended March 31, 2015 and 2014 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended March 31,		Increase
	2015	2014	(Decrease)
Third-party clinical development costs:
MGCD265	$2,054	$1,634	$420
MGCD516	400	609	(209)
mocetinostat	1,916	459	1,457
Total third-party development expense	4,370	2,702	1,668
Internal research and development expense	3,837	2,310	1,527
Research and development expense, gross	8,207	5,012	3,195
Less: Investment tax credits	—	(52)	52
Research and development expense	$8,207	$4,960	$3,247
Research and development expenses for the three months ended March 31, 2015 were $8.2 million compared to $5.0 million during the three months ended March 31, 2014. The increase of $3.2 million for the three months ended March 31, 2015 primarily relates to an increase in third-party development expense of $1.7 million, an increase of internal research and development expense of $1.5 million and the absence of investment tax credits ("ITCs") of $0.1 million compared to the three months ended March 31, 2014. The increase in third-party development expense relates to an increase in expenses associated with our ongoing clinical trials for our oncology candidates, MGCD265, MGCD516 and mocetinostat and related manufacturing expenses. The increase in internal research and development expense, which includes employee salaries and related expense, facilities expense and early discovery costs, is due to an increase in development costs associated with our early discovery programs, an increase in salaries and related expense, which is largely due to increased stock based compensation expense. Prior to 2014, the Company was eligible to claim ITCs from a Canadian provincial tax authority due to its research and development operations performed within Canada. As a result of our relocation from Montreal, Canada to the United States, the Company is no longer eligible for these ITCs.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing and tax services.
General and administrative expenses for the three months ended March 31, 2015 were $3.8 million compared to $2.7 million for the same period in 2014. The increase of $1.1 million for the three months ended March 31, 2015 is primarily the result of higher stock based compensation costs.
Restructuring costs
For the three months ended March 31, 2014, we incurred restructuring costs of $0.3 million due to the consolidation of our operations to our San Diego facility. Employee separation charges accounted for the majority of the restructuring costs. The restructuring activities were completed as of March 31, 2014.
Other income (expense), net
Other income (expense), net consists primarily of interest income and foreign exchange gains and losses. Other income (expense), net for the three months ended March 31, 2015 and 2014 was income of $46,000 and expense of $0.2 million, respectively. The decrease in expense primarily reflects the impact of foreign exchange rates as we fully operated in U.S. dollars for the three months ended March 31, 2015.

Change in fair value of warrant liability
The change in fair value of warrant liability represents expense or income associated with fair value adjustments to the warrant liability that were recorded during the period. During the three months ended March 31, 2014, we recorded expense of

$5.5 million associated with the change in fair value of warrant liability. During the second half of 2014, we amended all of the outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment dates and revaluations of fair value are no longer required.

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
At March 31, 2015, we had $68.0 million of cash, cash equivalents and short-term investments compared to $29.3 million at December 31, 2014. In February 2015, we completed a follow-on offering of 2.6 million shares of our common stock for net proceeds of approximately $48.4 million. We believe that our current cash, cash equivalents and short-term investments will fund our currently planned operations through the third quarter of 2016.
To fund future operations we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.
Cash Flows for the Three Months Ended March 31, 2015 and 2014
Net cash used in operating activities
Cash used for operating activities for the three months ended March 31, 2015 was $9.8 million, compared to $8.8 million for the three months ended March 31, 2014, an increase of $1.0 million. The current period increase in operating expenses reflects increased research and development expenses and general and administrative expenses, as discussed in "Results of Operations."
Net cash provided by (used in) investing activities
Investing activities consist primarily of purchases, sales and maturities of short-term investments, and, to a lesser extent, the purchase of property and equipment for the three months ended March 31, 2015. Investing activities used cash of $31.1 million and, for the three months ended March 31, 2014, provided cash of $2.6 million. The net decrease in net cash provided by investing activities during the three months ended March 31, 2015 is as a result of increased purchases in short-term investments due to our February 2015 follow-on offering of common stock which is discussed below.
Net cash provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2015 equals $48.6 million and consists of net proceeds from the issuance of common stock from our February 2015 follow-on offering of common stock of $48.4 million as well as the exercise of stock options of $0.2 million and compares to $0.3 million generated by proceeds from the exercise of stock options for the three months ended March 31, 2014.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2015, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2015 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	Risk Factors.
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements
*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.
Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $8.2 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively. In February 2015 we completed a public offering of our common stock that generated estimated net proceeds of $48.4 million. We believe that our current cash and cash equivalents and short-term investments will sustain our operations through the third quarter of 2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency, or EMA, requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.
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
We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended March 31, 2015 and 2014 were $11.9 million and $13.7 million, respectively. As of March 31, 2015, we had an accumulated deficit of $254.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

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

In addition, our independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, significant deficiencies or material weaknesses may have been identified. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, or identify any significant deficiencies or material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline.

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

The FDA’s policies, and policies of comparable foreign regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or to adopt new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Outside of the United States, the successful commercialization of our products will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. The provisions of PPACA of importance to our product candidates include the following:

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required the Centers for Medicare & Medicaid Services, or CMS, to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which revised schedule served as a base for 2014 and will be the base for future years. Beginning January 1, 2016, there will be major changes to the payment formula under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Under the Protecting Access to Medicare Act of 2014, or PAMA, which was signed into law in April 2014, clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. Levels of reimbursement may be impacted by current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, including our companion diagnostics, which in turn, could harm our future product pricing and sales. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Risks Relating to Our Intellectual Property

*    We may not obtain adequate protection for our product candidates through patents and other intellectual property rights and as such our competitive advantage in the marketplace may be compromised.

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

We may file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. No assurance can be given that any of our trademark applications will be registered in the United States or elsewhere, or that the use of any registered or unregistered trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA and regulatory authorities in other countries have their own process for drug nomenclature and their own views concerning appropriate proprietary names. No assurance can be given that the FDA or any other comparable regulatory authority will approve of any of our trademarks or will not request reconsideration of one of our trademarks, for use in connection with our drug product candidates, whether currently or at some time in the future. The loss, abandonment, or cancellation of any of our trademarks or trademark applications could negatively affect the success of the product candidates to which they relate.

Moreover, some of our know-how and technology which is not patented or not patentable may constitute trade secrets. Therefore, we require our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention and non-disclosure agreements. However, no assurance can be given that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel or collaborators, either accidentally or through willful misconduct, will not cause serious negative impact to our programs and/or our strategy. All of our employees have signed confidentiality agreements, but there can be no assurance that they will not inadvertently or through their misconduct give trade secrets away.

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

Third parties may assert that we are using their proprietary information without authorization. Third parties may also have or obtain patents and may claim that technologies licensed to or used by us infringe their patents. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product candidates or companion diagnostic may infringe, or which such third parties claim are infringed by the use of our technologies. If any third-party patents are held by a court of competent jurisdiction to cover any aspect of our product candidates, including the formulation or method of use of such product candidate, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire. In any such case, such a license may not be available on commercially reasonable terms or at all. In addition, any legal action that seeks damages or an injunction to stop us from carrying on our commercial activities relating to the affected technologies could subject us to monetary liability. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

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

Even if we are successful in obtaining regulatory approval to sell any of our product candidates in one or more countries, we cannot be certain that our patents and other intellectual property rights will ultimately prevent approval of generic products developed and commercialized by third parties. A generic manufacturer may seek approval of a generic version of any of our products in the United States by filing an Abbreviated New Drug Application, or ANDA, with the FDA asserting that our patents are invalid and/or unenforceable to maintain market exclusivity for any of our products, if approved. We cannot predict if, or when, one or more generic manufacturers may attempt to seek regulatory approval for a generic version of any of our products, if approved. There is no assurance that we will ultimately be successful in a court of law to prevent entry of a generic version of any of our products and we may incur substantial costs defending our patents and intellectual property rights. An inability to stop a generic manufacturer from selling a generic version of our products could result in a substantial loss of market share and profits or even preclude the ability to continue to commercialize any of our products, if approved.

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
Based on the information available to us, following our common stock offering of 2.6 million shares which completed on February 3, 2015, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 62% of our outstanding common stock. Baker Bros. Advisors, L.L.C., or Baker Brothers, and Tavistock Life Sciences Co., or Tavistock, and their affiliates collectively own approximately 36% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Tavistock each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Tavistock may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Tavistock or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.
*    Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2013 Equity Incentive Plan, or the 2013 Plan, and our 2013 Employee Stock Purchase Plan, or the ESPP, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our stockholders to experience additional dilution, which could cause our stock price to fall.

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
Recent Sales of Unregistered Securities
During the three months ended March 31, 2015, we issued and sold the following unregistered securities:
Warrant exercise
In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the three months ended March 31, 2015 two holders of warrants to purchase an aggregate of 13,274 shares of common stock elected to net exercise their warrants, resulting in the issuance of an aggregate of 9,315 shares of our common stock.
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
As of March 31, 2015 we have used approximately $34.8 million of these funds for preclinical and clinical development of our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat and related administrative support. We plan to use the remaining net proceeds from our public offering to fund our ongoing and planned clinical and dose confirmation trials for our lead product candidates and for research and development activities, working capital and other general corporate purposes. Our expected use of net proceeds from our public offering represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, and the amount and timing of additional revenues. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

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

MIRATI THERAPEUTICS, INC.

Date: May 6, 2015	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: May 6, 2015	by:	/s/ Mark J. Gergen
Executive Vice President and
Chief Operations Officer