Form 10-Q
period 2015-06-30
Mirati Therapeutics, Inc.
filed 2015-08-06
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 Total shares of common stock outstanding as of the close of business on July 31, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	16,414,592

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,379	$6,593
Short-term investments	45,498	22,710
Other current assets	2,016	3,354
Total current assets	60,893	32,657
Property and equipment, net	693	496
Other long-term assets	288	326
Total assets	$61,874	$33,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,096	$5,396
Total current liabilities	7,096	5,396
Other liability	58	21
Total liabilities	7,154	5,417
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 16,347,948 and 13,566,726 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16	14
Additional paid-in capital	314,664	260,616
Accumulated other comprehensive income	9,515	9,521
Accumulated deficit	(269,475)	(242,089)
Total stockholders’ equity	54,720	28,062
Total liabilities and stockholders’ equity	$61,874	$33,479
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except for share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expenses
Research and development	$11,276	$7,149	$19,483	$12,109
General and administrative	4,240	2,986	8,019	5,671
Restructuring costs	—	—	—	334
Total operating expenses	15,516	10,135	27,502	18,114

Loss from operations	(15,516)	(10,135)	(27,502)	(18,114)

Other income (expense), net	70	73	116	(129)
Change in fair value of warrant liability	—	(976)	—	(6,451)

Net loss	$(15,446)	$(11,038)	$(27,386)	$(24,694)

Unrealized gain (loss) on available-for-sale investments	(9)	24	(4)	34
Comprehensive loss	$(15,455)	$(11,014)	$(27,390)	$(24,660)
Basic and diluted net loss per share	$(0.95)	$(0.82)	$(1.74)	$(1.83)
Weighted average number of shares used in computing net loss per share, basic and diluted	16,235,261	13,498,828	15,727,891	13,467,420

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net loss	$(27,386)	$(24,694)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	100	116
Amortization of premium on investments	251	313
Share-based compensation expense	5,108	2,231
Change in fair value of warrant liability	—	6,451
Restructuring costs	—	13
Changes in operating assets and liabilities:
Other current assets	1,338	401
Other long-term assets	38	(24)
Accounts payable, accrued liabilities and other long-term liabilities	1,737	649
Cash flows used for operating activities	(18,814)	(14,544)
Investing activities:
Purchases of property and equipment	(297)	(264)
Purchases of short-term investments	(41,024)	(5,941)
Disposal and maturities of short-term investments	17,980	14,593
Cash flows (used for) provided by investing activities	(23,341)	8,388
Financing activities:
Proceeds from sale of common stock, net	48,361	—
Proceeds from exercise of common stock options	330	436
Proceeds from stock issuances under employee stock purchase plan	250	—
Cash flows provided by financing activities	48,941	436
Increase (decrease) in cash and cash equivalents	6,786	(5,720)
Cash and cash equivalents, beginning of period	6,593	14,235
Cash and cash equivalents, end of period	$13,379	$8,515

Supplemental disclosures of non-cash investing activities:
Fixed asset additions included within accounts payable	$—	$21
See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

1. Description of Business
Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific genetically and epigenetically defined and selected subsets of cancer patients with unmet needs.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted.
In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 11, 2015.
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
Use of Estimates
The preparation of the Company's unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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
Foreign Currency Transactions
Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at the period-end rates of exchange. Non-monetary assets and liabilities are translated at the historical exchange rates. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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

Effective January 1, 2013, the Company changed its functional currency to the U.S. dollar which changed how the 2011 and 2012 warrants are accounted for as they continued to have exercise prices denominated in Canadian dollars. Upon the change in functional currency, a warrant liability was recorded which represented the fair market value of the warrants at that date in accordance with accounting standards. At each reporting period subsequent to January 1, 2013, the fair value of the warrant liability was recalculated and any corresponding increase or decrease to the warrant liability was recorded as change in fair value of warrant liability on the consolidated statement of operations and comprehensive loss. The estimated fair value was determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

During the second half of 2014, the Company amended all of its outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the amended warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date and revaluations of fair value are no longer required. For the six months ended June 30, 2014, the Company recorded warrant valuation expense of $6.5 million, which is reported as change in fair value of warrant liability in the condensed consolidated statement of operations and comprehensive loss.
Restructuring

Restructuring activities relate to the 2013 consolidation of the Company’s operations to the Company’s San Diego, California facility and were reported as a separate line item in the accompanying condensed consolidated statement of operations and comprehensive loss. The restructuring activities were completed as of March 31, 2014, with all restructuring costs incurred paid as of March 31, 2014.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2015	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,676	$3,676	$—	$—
Money market funds	7,923	7,923	—	—
Corporate debt securities	1,780	—	1,780	—
Total cash and cash equivalents	13,379	11,599	1,780	—

Short-term investments:
Corporate debt securities	36,999	—	36,999	—
Commercial paper	8,499	—	8,499	—
Total short-term investments	45,498	—	45,498	—

Total	$58,877	$11,599	$47,278	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,025	$1,025	$—	$—
Money market funds	3,565	3,565	—	—
Corporate debt securities	2,003	—	2,003	—
Total cash and cash equivalents	6,593	4,590	2,003	—

Short-term investments:
Corporate debt securities	21,210	—	21,210	—
Commercial paper	1,500	—	1,500	—
Total short-term investments	22,710	—	22,710	—

Total	$29,303	$4,590	$24,713	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2015 and December 31, 2014. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Common stock options	554,689	272,538	470,934	281,955
Common stock warrants	1,792,069	1,558,801	1,765,511	1,606,067
Total	2,346,758	1,831,339	2,236,445	1,888,022

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

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

4. Investments
The following tables summarize our short-term investments (dollars in thousands):

		As of June 30, 2015
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$37,010	$1	$(12)	$36,999
Commercial paper	1 year or less	8,492	7	—	8,499
		$45,502	$8	$(12)	$45,498

		As of December 31, 2014
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$21,208	$3	$(1)	$21,210
Commercial paper	1 year or less	1,500	—	—	1,500
		$22,708	$3	$(1)	$22,710

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2015, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

5. Other current assets
Other current assets consisted of the following (in thousands):

	June 30 2015	December 31 2014

Prepaid expenses	$1,203	$1,827
Refundable research and development tax credits	—	809
Security deposits and other receivables	634	622
Interest receivables	179	96
	$2,016	$3,354

6. Property and equipment, net
Property and equipment consisted of the following (in thousands):

	June 30 2015	December 31 2014

Computer equipment	$328	$329
Office and other equipment	222	56
Laboratory equipment	427	346
Leasehold improvements	51	—
	$1,028	$731
Less: Accumulated depreciation	(335)	(235)
	$693	$496
The Company incurred depreciation expense of $56,000 and $38,000 for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million for both of the six months ended June 30, 2015 and 2014.
7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30 2015	December 31 2014

Accounts payable	$1,813	$1,655
Accrued expenses	3,568	2,327
Accrued compensation and benefits	1,702	1,414
Current portion of deferred rent	13	—
	$7,096	$5,396

8. Warrants

As of June 30, 2015 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
April 4, 2011	April 4, 2016	$6.74	1,288,107
November 21, 2012	November 21, 2017	$7.86	985,036
			2,273,143
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
During the three and six months ended June 30, 2015, warrants for 179,296 and 192,570 shares, respectively, of the Company's common stock were exercised via cashless exercises and the Company issued a total of 139,503 and 148,818 shares, respectively, of common stock.

9. Commitments and Contingencies
On June 24, 2014, the Company entered into a lease agreement for approximately 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's new corporate headquarters, replacing the previous facilities. The lease commenced in phases, 2,300 square feet of space which commenced on July 1, 2014 at an initial monthly rent of $5,900 per month and 15,600 square feet of space which commenced on March 27, 2015 at an initial monthly rent of $18,200 per month. The leased property is subject to a 3% annual rent increase following availability.  In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The lease will expire on January 31, 2018. Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2015	$130
2016	296
2017	305
2018	25
Total minimum lease payments	$756

10. Stockholders' Equity
Sale of Common Stock

In February 2015, the Company completed a follow-on offering whereby it issued an aggregate 2,587,500 shares of common stock at $20.00 per share. Proceeds from the follow-on offering, net of underwriting discounts, commissions and offering expenses, were $48.4 million.

Share-based Compensation
Total share-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$931	$582	$1,739	$1,070
General and administrative expense	1,861	703	3,369	1,161
	$2,792	$1,285	$5,108	$2,231
During the three and six months ended June 30, 2015, 4,750 and 26,916 shares, respectively, were issued pursuant to stock option exercises generating net proceeds of $0.1 million and $0.3 million, respectively, for each period.

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

Overview
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific genetically and epigenetically defined cancers in patient populations with unmet needs. Our pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, tyrosine kinase inhibitors with distinct target profiles that are being developed for second line treatment in patients with non-small cell lung cancer, or NSCLC, and other solid tumors. MGCD265 is in Phase 1b clinical development and MGCD516 is in Phase 1 clinical development in the dose escalation phase. Mocetinostat is an orally-bioavailable, spectrum-selective histone deacetylase, or HDAC, inhibitor currently in Phase 2 development. Mocetinostat is being developed for the second line treatment of patients with bladder cancer and non-hodgkins lymphoma, or NHL, specifically focusing on diffuse large B-cell lymphoma, or DLBCL, and follicular lymphoma, or FL. DLBCL and FL tumors have a genetic alteration in one of two genes that have been shown to increase the sensitivity of their tumor cells to mocetinostat in preclinical models.
Program Updates

MGCD265

In May 2015, we reported initial data from the ongoing expansion study of MGCD265 demonstrating preliminary evidence of clinical activity in NSCLC patients with genetic alterations in MET. We continue to enroll patients in this expansion study and are planning to initiate a single-arm registration study by the end of 2015.

MGCD516

MGCD516 is currently in the dose escalation phase and we anticipate achieving the maximum tolerated dose by the end of 2015. If this dose sufficiently inhibits the targeted genetic alterations, we plan to initiate dose expansion cohorts in selected patients by the end of 2015.

Mocetinostat

The mocetinostat Phase 2 trials for bladder cancer and DLBCL are ongoing and we anticipate providing updates on initial proof of concept in these indications by the end of 2015. In August 2015, we entered into an exclusive clinical trial collaboration with MedImmune, the global biologics research and development arm of AstraZeneca, for a Phase I/II study to evaluate the safety and efficacy of mocetinostat in combination with MedImmune’s investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736). This novel combination will initially be evaluated in patients with NSCLC, with the potential to explore additional indications in the future.

Liquidity Overview
At June 30, 2015, we had $58.9 million of cash, cash equivalents and short-term investments compared to $29.3 million at December 31, 2014. During the quarter ended March 31, 2015, we completed a public offering of 2.6 million shares of our common stock that generated net proceeds to us of $48.4 million. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations through mid-2016. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $15.4 million and $27.4 million for the three and six months ended June 30, 2015, respectively, and $11.0 million and $24.7 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $269.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Research and development expenses	$11,276	$7,149	$4,127	$19,483	$12,109	$7,374
General and administrative expenses	$4,240	$2,986	$1,254	$8,019	$5,671	$2,348
Restructuring costs	$—	$—	$—	$—	$334	$(334)
Other income/(expense), net	$70	$73	$(3)	$116	$(129)	$245
Change in fair value of warrant liability	$—	$(976)	$976	$—	$(6,451)	$6,451
Research and development expenses
Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	costs for allocated facilities and amortization of equipment.
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
Our research and development efforts during the three and six months ended June 30, 2015 and 2014 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Third-party clinical development costs:
MGCD265	$4,159	$2,656	$1,503	$6,213	$4,290	$1,923
MGCD516	845	478	367	1,245	1,088	157
mocetinostat	1,505	1,156	349	3,421	1,615	1,806
Total third-party development expense	6,509	4,290	2,219	10,879	6,993	3,886
Internal research and development expense	4,795	2,807	1,988	8,632	5,116	3,516
Research and development expense, gross	11,304	7,097	4,207	19,511	12,109	7,402
Less: Investment tax credits	(28)	52	(80)	(28)	—	(28)
Research and development expense	$11,276	$7,149	$4,127	$19,483	$12,109	$7,374
Research and development expenses for the three months ended June 30, 2015 were $11.3 million compared to $7.1 million during the three months ended June 30, 2014. The increase of $4.2 million for the three months ended June 30, 2015 primarily relates to an increase in third-party development expense of $2.2 million and an increase of internal research and development expense of $2.0 million. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trial for our oncology candidate, MGCD265, and related manufacturing expenses. The increase in internal research and development expense, which includes employee salaries and related expense, facilities expense and early discovery costs, is due to an increase in salaries and related expense, which is largely due to increased stock based compensation expense.
Research and development expenses for the six months ended June 30, 2015 were $19.5 million compared to $12.1 million during the six months ended June 30, 2014. The increase of $7.4 million for the six months ended June 30, 2015 primarily relates to an increase in third-party development expense of $3.9 million and an increase of internal research and development expense of $3.5 million compared to the six months ended June 30, 2014. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trials for our oncology candidates, MGCD265 and mocetinostat, and related manufacturing expenses. The increase in our internal research and development expense, which includes employee salaries and related expense, is due to an increase in research and development employees during the six months ended June 30, 2015 compared to the same period of 2014.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing and tax services.
General and administrative expenses for the three and six months ended June 30, 2015 were $4.2 million and $8.0 million compared to $3.0 million and $5.7 million for the same periods in 2014. The increase of $1.2 million for the three months ended June 30, 2015, and $2.3 million for the six months ended June 30, 2015 is primarily the result of higher share-based compensation costs and, to a lesser extent, increased salaries and related expenses.
Restructuring costs
For the six months ended June 30, 2014, we incurred restructuring costs of $0.3 million due to the consolidation of our operations to our San Diego facility. Employee separation charges accounted for the majority of the restructuring costs. The restructuring activities were completed as of March 31, 2014, therefore no such costs were recorded during the three months ended June 30, 2015 or June 30, 2014.
Other income (expense), net
Other income (expense), net consists primarily of interest income and foreign exchange gains and losses. Other income (expense), net for the three months ended June 30, 2015 and 2014 was income of $0.1 million for both periods. Other income (expense), net for the six months ended June 30, 2015 and 2014 was income of $0.1 million and expense of $0.1 million, respectively. The improvement in other income (expense), net for both of the three and six month periods primarily reflects the impact of foreign exchange rates as we fully operated in U.S. dollars for the three and six months ended June 30, 2015.

Change in fair value of warrant liability
The change in fair value of warrant liability represents expense or income associated with fair value adjustments to the warrant liability that was recorded during the period. During the three and six months ended June 30, 2014, we recorded expense of $1.0 million and $6.5 million associated with the change in fair value of warrant liability. During the second half of 2014, we amended all of the outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment dates and revaluations of fair value are no longer required.

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
At June 30, 2015, we had $58.9 million of cash, cash equivalents and short-term investments compared to $29.3 million at December 31, 2014. In February 2015, we completed a follow-on offering of 2.6 million shares of our common stock for net proceeds of approximately $48.4 million. We believe that our current cash, cash equivalents and short-term investments will fund our currently planned operations through mid-2016.
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
Cash Flows for the Six Months Ended June 30, 2015 and 2014
Net cash used in operating activities
Cash used for operating activities for the six months ended June 30, 2015 was $18.8 million, compared to $14.5 million for the six months ended June 30, 2014, an increase of $4.3 million. The current period increase in operating expenses reflects increased research and development expenses and general and administrative expenses, as discussed in "Results of Operations."
Net cash provided by (used in) investing activities
Investing activities consist primarily of purchases, sales and maturities of short-term investments, and, to a lesser extent, the purchase of property and equipment. For the six months ended June 30, 2015 investing activities used cash of $23.3 million and for the six months ended June 30, 2014, provided cash of $8.4 million. The net decrease in net cash provided by investing activities during the six months ended June 30, 2015 is as a result of increased purchases in short-term investments due to our February 2015 follow-on offering of common stock which is discussed below.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2015 equals $48.9 million and consists of net proceeds from the issuance of common stock from our February 2015 follow-on offering of common stock of $48.4 million, from the exercise of stock options of $0.3 million and from stock issuances under employee stock purchase plan of $0.2 million and compares to $0.4 million generated by proceeds from the exercise of stock options for the six months ended June 30, 2014.

Off-Balance Sheet Arrangements
During the three and six months ended June 30, 2015, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2015 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
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
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements
*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.
Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $11.3 million and $19.5 million and $7.1 million and $12.1 million for the three and six months ended June 30, 2015 and 2014, respectively. In February 2015 we completed a public offering of our common stock that generated net proceeds of $48.4 million. We believe that our current cash and cash equivalents and short-term investments will sustain our operations through the mid-2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency, or EMA, requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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
We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and six months ended June 30, 2015 and 2014 were $15.4 million and $27.4 million and $11.0 million and $24.7 million, respectively. As of June 30, 2015, we had an accumulated deficit of $269.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As an “emerging growth company” (as defined in the JOBS Act), we are not required to comply with Section 404(b) which requires attestation from our external auditors on our internal control over financial reporting. We are subject to Section 404(a), which requires management to provide a report regarding the effectiveness of internal controls. We are required to review all of our control processes to align them to the Section 404 requirements. Failure to provide assurance that our financial controls are effective could lead to lack of confidence by investors which could cause our stock price to decline. When we are no longer an “emerging growth company” (as defined in the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act), our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To continue complying with the requirements of being a reporting company under the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff.

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

*    We will incur significant costs as a result of operating as a U.S. public company and continuing to be a Canadian “reporting issuer.”

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

We believe that there will be many different applications for products successfully derived from our technologies and that the anticipated market for products under development will continue to expand. However, due to competition from existing or new products and the yet-to-be established commercial viability of our products, no assurance can be given that these beliefs will prove to be correct. Physicians, patients, formularies, payors or the medical community in general may not accept or utilize any products that we or our collaborative partners may develop. Other drugs may be approved during our clinical testing which could change the accepted treatments for the disease targeted and make our product candidates obsolete.

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

Securities legislation in the United States, Canada and other countries makes it relatively easy for stockholders to sue. This could lead to frivolous lawsuits which could take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims.

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

Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third-party service vendors’ operations could result in a material disruption of our drug discovery and development programs. In addition, we rely upon third-party contractors and service providers for the hosting, support and/or maintenance of some aspects of our computer hardware, computer software and telecommunications systems. Failure of those contractors and service providers to provide systems and services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs, or loss of confidential or proprietary information. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our drug discovery and development programs may be adversely affected and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Risks Relating to Our Intellectual Property

*    We may not obtain adequate protection for our product candidates through patents and other intellectual property rights and as such our competitive advantage in the marketplace may be compromised.

Our success depends, in part, on our ability to secure and protect our patents, trade secrets, trademarks and other intellectual property rights and to operate without infringing on the proprietary rights of others or having third parties circumvent the rights that we own or license. We have filed and are actively pursuing patent applications in the United States, Japan, Europe and other major markets via the Patent Cooperation Treaty or directly in countries of interest. The patent positions of healthcare companies, universities and biopharmaceutical companies, including ours, are uncertain and involve complex questions of law and fact for which important legal issues may remain unresolved. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Further, if the patent applications we hold or in-license with respect to our programs, product candidates and companion diagnostic fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products.

Our patents may be challenged by third parties at the United States Patent and Trademark Office, or USPTO, comparable foreign patent offices, or in patent litigation. In addition, it is possible that third parties with products that are very similar to ours will circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts.

There are no assurances that our patent counsel, lawyers or advisors have given us correct advice or counsel. Opinions from such patent counsel or lawyers may not be correct or may be based on incomplete facts. We cannot be certain that we are the first to invent or first to file for patent protection for the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the subject matter and/or term of certain patents or all of the subject matter and/or term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of one or more claims, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by the USPTO, comparable foreign patent offices or a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information and technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights to the same extent as in the United States, Europe or Japan. Unauthorized disclosure of our proprietary information could also harm our competitive position. We could also inadvertently use our collaborators’ data inappropriately which could lead to liability. We may file patent applications but have claims restricted or we may not be able to supply sufficient data to satisfy a patent office to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application.

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

We may file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. No assurance can be given that any of our trademark applications will be registered in the United States or elsewhere, or that the use of any registered or unregistered trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA and regulatory authorities in other countries have their own process for drug nomenclature and their own views concerning appropriate proprietary names. No assurance can be given that the FDA or any other comparable regulatory authority will accept any of our trademarks or will not request reconsideration of one of our trademarks, for use in connection with our drug product candidates, whether currently or at some time in the future. The loss, abandonment, or cancellation of any of our trademarks or trademark applications could negatively affect the success of the product candidates to which they relate.

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

*    Third-party patents or intellectual property infringement claims may result in a reduction in the scope of our patent protection and competitive exclusivity with respect to our product candidates. Patent litigation, including defense against third-party intellectual property claims, may result in us incurring substantial costs.

Patent applications which may relate to or affect our business may have been filed by others. Such patent applications or patents resulting therefrom may conflict with our technologies, patents or patent applications, potentially reducing the scope or strength of our patent protection, and may ultimately be determined to restrict or prohibit our freedom to operate with respect to our product candidates. Such events could cause us to stop or change the course of our research and development or modify our intellectual property strategies. We could also become involved in interference proceedings in connection with one or more of our patents or patent applications to determine priority of invention, or in post-grant opposition proceedings at the USPTO or comparable foreign patent offices. There can be no guarantees that an interference proceeding or defense of a post-grant opposition would be successful or that such an outcome would be upheld on appeal. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of such interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

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
Recent Sales of Unregistered Securities
During the six months ended June 30, 2015, we issued and sold the following unregistered securities:
Warrant exercise
In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the six months ended June 30, 2015, six holders of warrants to purchase an aggregate of 192,570 shares of common stock elected to net exercise their warrants, resulting in the issuance of an aggregate of 148,818 shares of our common stock.
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
As of June 30, 2015 we have used approximately $46.5 million of these funds for preclinical and clinical development of our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat and related administrative support. We plan to use the remaining net proceeds from our public offering to fund our ongoing and planned clinical and dose confirmation trials for our lead product candidates and for research and development activities, working capital and other general corporate purposes. Our expected use of net proceeds from our public offering represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs, and the amount and timing of additional revenues. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

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

MIRATI THERAPEUTICS, INC.

Date: August 6, 2015	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: August 6, 2015	by:	/s/ Mark J. Gergen
Executive Vice President and
Chief Operations Officer