Form 10-Q
period 2015-09-30
Mirati Therapeutics, Inc.
filed 2015-11-06
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 Total shares of common stock outstanding as of the close of business on October 30, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	19,265,922

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109,881	$6,593
Short-term investments	28,132	22,710
Other current assets	3,025	3,354
Total current assets	141,038	32,657
Property and equipment, net	639	496
Other long-term assets	2,001	326
Total assets	$143,678	$33,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,769	$5,396
Total current liabilities	9,769	5,396
Other liability	52	21
Total liabilities	9,821	5,417
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 19,265,922 and 13,566,726 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	19	14
Additional paid-in capital	412,535	260,616
Accumulated other comprehensive income	9,519	9,521
Accumulated deficit	(288,216)	(242,089)
Total stockholders’ equity	133,857	28,062
Total liabilities and stockholders’ equity	$143,678	$33,479
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except for share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expenses
Research and development	$14,563	$6,886	$34,046	$18,995
General and administrative	4,161	3,662	12,180	9,333
Restructuring costs	—	—	—	334
Total operating expenses	18,724	10,548	46,226	28,662

Loss from operations	(18,724)	(10,548)	(46,226)	(28,662)

Other income (expense), net	(17)	24	99	(105)
Change in fair value of warrant liability	—	1,907	—	(4,544)

Net loss	$(18,741)	$(8,617)	$(46,127)	$(33,311)

Unrealized gain (loss) on available-for-sale investments	6	(12)	2	22
Comprehensive loss	$(18,735)	$(8,629)	$(46,125)	$(33,289)
Basic net loss per share	$(1.11)	$(0.64)	$(2.86)	$(2.47)
Diluted net loss per share	$(1.11)	$(0.72)	$(2.86)	$(2.47)
Weighted average number of shares used in computing net loss per share, basic	16,841,954	13,527,113	16,103,326	13,478,735
Weighted average number of shares used in computing net loss per share, diluted	16,841,954	14,717,253	16,103,326	13,478,735

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(46,127)	$(33,311)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	153	154
Amortization of premium on investments	320	439
Share-based compensation expense	7,912	4,822
Change in fair value of warrant liability	—	4,544
Restructuring costs	—	13
Changes in operating assets and liabilities:
Other current assets	329	(493)
Other long-term assets	(1,675)	(440)
Accounts payable, accrued liabilities and other long-term liabilities	4,404	111
Cash flows used for operating activities	(34,684)	(24,161)
Investing activities:
Purchases of property and equipment	(296)	(320)
Purchases of short-term investments	(41,024)	(8,968)
Disposal and maturities of short-term investments	35,280	23,593
Cash flows (used for) provided by investing activities	(6,040)	14,305
Financing activities:
Proceeds from sale of common stock, net	143,289	—
Proceeds from exercise of common stock options	472	536
Proceeds from stock issuances under employee stock purchase plan	251	—
Cash flows provided by financing activities	144,012	536
Increase (decrease) in cash and cash equivalents	103,288	(9,320)
Cash and cash equivalents, beginning of period	6,593	14,235
Cash and cash equivalents, end of period	$109,881	$4,915

Supplemental disclosures of non-cash investing activities:
Fixed asset additions included within accounts payable	$—	$51
See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

1. Description of Business
Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific genetically and epigenetically defined and selected subsets of cancer patients with unmet needs.

The Company's common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol "MRTX." The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”). MethylGene’s common stock was listed on the Toronto Stock Exchange from June 29, 2004 until July 26, 2013 under the ticker symbol “MYG.”
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

During the second half of 2014, the Company amended all of its outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the amended warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date and revaluations of fair value are no longer required. For the nine months ended September 30, 2014, the Company recorded warrant valuation expense of $4.5 million, which is reported as change in fair value of warrant liability in the condensed consolidated statement of operations and comprehensive loss.
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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2015	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$6,573	$6,573	$—	$—
Money market funds	100,808	100,808	—	—
Corporate debt securities	1,000	—	1,000	—
Commercial paper	1,500		1,500
Total cash and cash equivalents	109,881	107,381	2,500	—

Short-term investments:
Corporate debt securities	25,382	—	25,382	—
Commercial paper	2,750	—	2,750	—
Total short-term investments	28,132	—	28,132	—

Total	$138,013	$107,381	$30,632	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,025	$1,025	$—	$—
Money market funds	3,565	3,565	—	—
Corporate debt securities	2,003	—	2,003	—
Total cash and cash equivalents	6,593	4,590	2,003	—

Short-term investments:
Corporate debt securities	21,210	—	21,210	—
Commercial paper	1,500	—	1,500	—
Total short-term investments	22,710	—	22,710	—

Total	$29,303	$4,590	$24,713	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2015 and December 31, 2014. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2015 or the year ended December 31, 2014.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common stock options	634,321	252,678	517,004	264,723
Common stock warrants	1,460,017	280,720	1,666,229	1,552,441
Total	2,094,338	533,398	2,183,233	1,817,164

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. The Company has not elected to early adopt and is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures.

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

4. Investments
The following tables summarize our short-term investments (dollars in thousands):

		As of September 30, 2015
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$25,381	$1	$—	$25,382
Commercial paper	1 year or less	2,749	1	—	2,750
		$28,130	$2	$—	$28,132

		As of December 31, 2014
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$21,208	$3	$(1)	$21,210
Commercial paper	1 year or less	1,500	—	—	1,500
		$22,708	$3	$(1)	$22,710

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2015, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

5. Other current assets and other long-term assets
Other current assets consisted of the following (in thousands):

	September 30 2015	December 31 2014

Prepaid expenses	$2,310	$1,827
Refundable research and development tax credits	—	809
Security deposits and other receivables	482	622
Interest receivables	233	96
	$3,025	$3,354
The other long-term assets balance as of September 30, 2015 consists of $2.0 million in deposits paid in conjunction with the Company's research and development activities compared to $0.3 million as of December 31, 2014.

6. Property and equipment, net
Property and equipment consisted of the following (in thousands):

	September 30 2015	December 31 2014

Computer equipment	$329	$329
Office and other equipment	222	56
Laboratory equipment	425	346
Leasehold improvements	51	—
	$1,027	$731
Less: Accumulated depreciation	(388)	(235)
	$639	$496
The Company incurred depreciation expense of $53,000 and $39,000 for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million for both of the nine months ended September 30, 2015 and 2014.
7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30 2015	December 31 2014

Accounts payable	$3,248	$1,655
Accrued expenses	4,244	2,327
Accrued compensation and benefits	2,248	1,414
Current portion of deferred rent	29	—
	$9,769	$5,396

8. Warrants

As of September 30, 2015 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
April 4, 2011	April 4, 2016	$6.74	733,000
November 21, 2012	November 21, 2017	$7.86	695,383
			1,428,383
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
During the three and nine months ended September 30, 2015, warrants for 844,760 and 1,037,330 shares, respectively, of the Company's common stock were exercised via cashless exercises and the Company issued a total of 660,680 and 809,498 shares, respectively, of common stock.

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

Year Ending December 31:
2015	$72
2016	296
2017	305
2018	25
Total minimum lease payments	$698

10. Stockholders' Equity
Sale of Common Stock

In February 2015, the Company completed a common stock offering whereby it issued an aggregate 2,587,500 shares of common stock at $20.00 per share. Proceeds from the common stock offering, net of underwriting discounts, commissions and offering expenses, were $48.4 million.

In September 2015, the Company completed an additional common stock offering whereby it issued an aggregate 2,250,000 shares of common stock at $45.00 per share. Proceeds from the common stock offering, net of underwriting discounts, commissions and offering expenses, were $94.9 million.

Share-based Compensation

Total share-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$959	$859	$2,698	$1,929
General and administrative expense	1,845	1,732	5,214	2,893
	$2,804	$2,591	$7,912	$4,822
During the three and nine months ended September 30, 2015, 7,294 and 34,210 shares, respectively, were issued pursuant to stock option exercises generating net proceeds of $0.2 million and $0.5 million, respectively, for each period.

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

Overview
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific genetically defined subsets of cancer patients with unmet needs. Our clinical pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, spectrum-selective kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer, or NSCLC, and other solid tumors. Both MGCD265 and MGCD516 are in Phase 1b clinical development. Mocetinostat is an orally-bioavailable, Class 1 selective histone deacetylase, or HDAC, inhibitor in Phase 2 clinical development. Mocetinostat is being studied in the second line treatment of patients with bladder cancer and non-hodgkins lymphoma, or NHL, specifically focusing on diffuse large B-cell lymphoma, or DLBCL, and follicular lymphoma, or FL. In August 2015, we announced a collaboration with MedImmune, the global biologics research and development arm of AstraZeneca, where we plan to evaluate the combination of mocetinostat and MedImmune's investigational anti-PD-L1 immune checkpoint inhibitor, durvalumab (MEDI4736) in patients with NSCLC, with the potential to explore additional indications in the future. The combination trial is expected to begin in 2016.
We believe that an increased understanding of the genomic factors that drive tumor cell growth can lead to the development of cancer drugs that target these genomic factors, resulting in increased efficacy while reducing side effects. We are leveraging this knowledge to develop targeted cancer therapies to address unmet needs in selected cancer patient populations. Our novel kinase inhibitors are intended to target specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. Our HDAC inhibitor, mocetinostat, acts through important epigenetic mechanisms that are dysregulated in treating certain cancers and could have potential when used in combination with immune checkpoint inhibitors. We plan to identify additional opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug candidates.

Program Updates

MGCD265

In May 2015, in concert with presentations at the American Society of Clinical Oncology, we reported initial data from the ongoing expansion study of MGCD265 demonstrating preliminary evidence of clinical activity in NSCLC patients with genetic alterations in MET. In September 2015 we reported an interim update on the ongoing MGCD265 Phase 1b expansion cohort disclosing that two of the four NSCLC patients who were then evaluable (having had at least one on-treatment scan) had confirmed partial responses, or PRs, based upon RECIST criteria. Both patients with confirmed PRs remained on study as of September 1, 2015. We also disclosed that, as of September 1, 2015, nine patients with genetic alterations in Met or AXL had been enrolled in the expansion cohort, including seven with NSCLC and two with other solid tumors. Of the nine patients enrolled, seven remained on study as of September 1, 2015. Additionally, in September 2015, we presented data at the International Association of Lung Cancer 16th World Conference on Lung Cancer on the first NSCLC patient with AXL gene amplification enrolled in the MGCD265 Phase 1b expansion cohort. The data presented showed the patient had a confirmed PR based on RECIST criteria. This patient is included in the two patients with confirmed partial responses discussed above. We plan to provide a more in-depth update on this study when additional data is available. Based upon these early signs of clinical efficacy we are preparing to initiate a single-arm Phase 2 clinical trial by the end of 2015. Based on our meeting with the FDA, in the Phase 2 trial of MGCD265, if we observe a response rate that is significantly better than the response rate for currently approved second line therapy, we believe the trial could potentially serve as a registration enabling trial and qualify for submission for accelerated approval under U.S. Code of Federal Regulations 21 CFR Part 314, Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses).

We have applied for and received a proposed generic name for MGCD265. The proposed generic name is “glesatinib.” The proposed generic name will become final once it is published and a comment period expires - which we expect will occur in the first half of 2016.

MGCD516

MGCD516 is currently moving into the phase 1b expansion study cohort, having recently achieved the maximum tolerated dose. As a result, we have selected a dose for the dose expansion cohorts and have begun the process of initiating dose expansion cohorts in selected patients.

We have applied for and received a proposed generic name for MGCD516. The proposed generic name is “sitravatinib.” The proposed generic name will become final once it is published and a comment period expires - which we expect will occur in the first half of 2016.

Mocetinostat

Pursuant to our recent collaboration with MedImmune discussed above, we plan to initiate a trial evaluating the combination of mocetinostat with durvalumab in the first half of 2016. The mocetinostat Phase 2 trials for bladder cancer and NHL are ongoing and to date we have not seen RECIST-defined patient responses to single agent Mocetinostat. We will continue those trials to completion, but at the present time we do not expect to undertake further single agent trials with mocetinostat in bladder cancer or NHL. In both Phase 2 clinical trials patients are selected for inactivating mutations in two histone acetyl transferase genes (CREBBP and EP300), or HATs, using a next generation sequencing assay. Preclinical studies have shown that tumor cells carrying these HAT inactivating mutations are more sensitive to mocetinostat. In addition, mocetinostat, by virtue of its specificity for Class 1 HDACs, showed a favorable effect on the immune system in preclinical studies. By increasing PD-L1 and HLA antigens, we believe that mocetinostat may enhance the immune response to tumors. Mocetinostat may also have a favorable effect on the immune system by decreasing T regulatory cells and myeloid derived suppressor cells. We believe that, overall, these effects on the immune system have the potential to enhance the efficacy of checkpoint inhibitors.

Liquidity Overview

At September 30, 2015, we had $138.0 million of cash, cash equivalents and short-term investments compared to $29.3 million at December 31, 2014. During the quarter ended March 31, 2015, we completed a public offering of 2.6 million shares of our common stock that generated net proceeds to us of $48.4 million, and during the quarter ended September 30, 2015, we completed an additional public offering of 2.3 million shares of our common stock that generated net proceeds to us of $94.9 million. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $18.7 million and $46.1 million for the three and nine months ended September 30, 2015, respectively, and $8.6 million and $33.3 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $288.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Research and development expenses	$14,563	$6,886	$7,677	$34,046	$18,995	$15,051
General and administrative expenses	$4,161	$3,662	$499	$12,180	$9,333	$2,847
Restructuring costs	$—	$—	$—	$—	$334	$(334)
Other income/(expense), net	$(17)	$24	$(41)	$99	$(105)	$204
Change in fair value of warrant liability	$—	$1,907	$(1,907)	$—	$(4,544)	$4,544
Research and development expenses
Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	costs for allocated facilities and amortization of equipment.
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
Our research and development efforts during the three and nine months ended September 30, 2015 and 2014 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Third-party clinical development costs:
MGCD265	$7,038	$1,592	$5,446	$13,251	$5,882	$7,369
MGCD516	1,044	967	77	2,289	2,054	235
mocetinostat	1,155	1,268	(113)	4,575	2,883	1,692
Total third-party development expense	9,237	3,827	5,410	20,115	10,819	9,296
Internal research and development expense	5,326	3,059	2,267	13,959	8,176	5,783
Research and development expense, gross	14,563	6,886	7,677	34,074	18,995	15,079
Less: Investment tax credits	—	—	—	(28)	—	(28)
Research and development expense	$14,563	$6,886	$7,677	$34,046	$18,995	$15,051
Research and development expenses for the three months ended September 30, 2015 were $14.6 million compared to $6.9 million during the three months ended September 30, 2014. The increase of $7.7 million for the three months ended September 30, 2015 primarily relates to an increase in third-party development expense of $5.4 million and an increase of internal research and development expense of $2.3 million. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trial for our oncology candidate, MGCD265, and related manufacturing expenses. The increase in internal research and development expense, which includes employee salaries and related expense, facilities expense and early discovery costs, is due to an increase in salaries and related expense, which is driven by an increase in research and development employees during the three months ended September 30, 2015, increased data management costs and increased costs associated with our early discovery efforts.
Research and development expenses for the nine months ended September 30, 2015 were $34.0 million compared to $19.0 million during the nine months ended September 30, 2014. The increase of $15.0 million for the nine months ended September 30, 2015 primarily relates to an increase in third-party development expense of $9.3 million and an increase of internal research and development expense of $5.8 million compared to the nine months ended September 30, 2014. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trials for our oncology candidates, MGCD265 and mocetinostat, including an increase in related manufacturing expenses for MGCD265. The increase in our internal research and development expense, which includes employee salaries and related expense, facilities expense and early discovery costs, is due to an increase in salaries and related expense, which is driven by an increase in research and development employees during the nine months ended September 30, 2015, increased data management costs and increased costs associated with our early discovery efforts. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing and tax services.
General and administrative expenses for the three and nine months ended September 30, 2015 were $4.2 million and $12.2 million compared to $3.7 million and $9.3 million for the same periods in 2014. The increase of $0.5 million for the three months ended September 30, 2015 is primarily the result of increased salaries and related expenses, which is due to an increase in general and administrative employees during the three months ended September 30, 2015 compared to the same period of 2014.

The increase of $2.9 million for the nine months ended September 30, 2015 is primarily the result of increased stock based compensation expenses and, to a lesser extent, increased salaries and related expenses.
Restructuring costs
For the nine months ended September 30, 2014, we incurred restructuring costs of $0.3 million due to the consolidation of our operations to our San Diego facility. Employee separation charges accounted for the majority of the restructuring costs. The restructuring activities were completed as of March 31, 2014, therefore no such costs were recorded during the three months ended September 30, 2015 or September 30, 2014.
Other income (expense), net
Other income (expense), net consists primarily of interest income and foreign exchange gains and losses. Other income (expense), net for the three months ended September 30, 2015 and 2014 was expense of $17,000 and income of $24,000, respectively. Other income (expense), net for the nine months ended September 30, 2015 and 2014 was income of $0.1 million and expense of $0.1 million, respectively. The improvement in other income (expense), net for both of the three and nine month periods primarily reflects the impact of foreign exchange rates as we fully operated in U.S. dollars for the three and nine months ended September 30, 2015.

Change in fair value of warrant liability
The change in fair value of warrant liability represents expense or income associated with fair value adjustments to the warrant liability that was recorded during the period. During the three and nine months ended September 30, 2014, we recorded income of $1.9 million and expense of $4.5 million associated with the change in fair value of warrant liability. During the second half of 2014, we amended all of the outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment dates and revaluations of fair value are no longer required.

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
At September 30, 2015, we had $138.0 million of cash, cash equivalents and short-term investments compared to $29.3 million at December 31, 2014. In February 2015, we completed a follow-on offering of 2.6 million shares of our common stock for net proceeds of approximately $48.4 million. Subsequently, in September 2015, we completed an additional follow-on offering of 2.3 million shares of our common stock for net proceeds of approximately $94.9 million.
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
Cash Flows for the Nine Months Ended September 30, 2015 and 2014
Net cash used in operating activities
Cash used for operating activities for the nine months ended September 30, 2015 was $34.7 million, compared to $24.2 million for the nine months ended September 30, 2014, an increase of $10.5 million. The current period increase in operating expenses reflects increased research and development expenses and general and administrative expenses, as discussed in "Results of Operations."
Net cash provided by (used in) investing activities
Investing activities consist primarily of purchases, sales and maturities of short-term investments, and, to a lesser extent, the purchase of property and equipment. For the nine months ended September 30, 2015 investing activities used cash of $6.0 million and for the nine months ended September 30, 2014, provided cash of $14.3 million. The net decrease in net cash provided by investing activities during the nine months ended September 30, 2015 is as a result of increased purchases in short-term investments due to our February and September 2015 follow-on offerings of common stock which are discussed below.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2015 equals $144.0 million and consists of net proceeds from the issuance of common stock from our February 2015 and September 2015 follow-on offerings of common stock of $143.3 million, proceeds from the exercise of stock options of $0.5 million and proceeds from stock issuances under the employee stock purchase plan of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2014 equals $0.5 million and was generated by proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2015, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Effects of Inflation
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2015 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
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
Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $14.6 million and $34.0 million and $6.9 million and $19.0 million for the three and nine months ended September 30, 2015 and 2014, respectively. In February 2015 we completed a public offering of our common stock that generated net proceeds of $48.4 million and, subsequently, completed an additional public offering of our common stock that generated net proceeds of $94.9 million in September 2015. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the European Medicines Agency, or EMA, requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.
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
We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and nine months ended September 30, 2015 and 2014 were $18.7 million and $46.1 million and $8.6 million and $33.3 million, respectively. As of September 30, 2015, we had an accumulated deficit of $288.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. MGCD265 is currently in a Phase 1b clinical trial, mocetinostat is currently in Phase 2 clinical trials and MGCD516 is in a Phase 1b clinical trial. Each of our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. For example, Phase 1b results with MGCD265 may not be replicated in subsequently enrolled subjects or trials. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

If initiation or completion of any of our clinical trials for our product candidates are delayed for any of the above reasons or for other reasons, our development costs may increase, our approval process could be delayed, any periods after commercial launch and before expiration of patent protection may be reduced and our competitors may have more time to bring products to market before we do. Any of these events could impair the commercial potential of our product candidates and could have a material adverse effect on our business.

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

Our reliance on third parties to manufacture our product candidates will expose us and our partners to risks including the following, any of which could delay or prevent the commercialization of our products, result in higher costs, or deprive us of potential product revenue:

•
Contract manufacturers can encounter difficulties in achieving the scale-up, optimization, formulation, or volume production of a compound as well as maintaining quality control with appropriate quality assurance. They may also experience shortages of qualified personnel. Contract manufacturers are required to undergo a satisfactory GMP inspection prior to regulatory approval and are obliged to operate in accordance with FDA, International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, European and other nationally mandated GMP regulations and/or guidelines governing manufacturing processes, stability testing, record keeping and quality standards. A failure of these contract manufacturers to follow GMP and to document their adherence to such practices or failure of an inspection by a regulatory agency may lead to significant delays in the availability of our product candidate materials for clinical study, leading to delays in our trials.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Outside of the United States, the successful commercialization of our products will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, became law in the United States. The ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry, and its implementation continues to impose costs on the biopharmaceutical industry, including, among other things, by imposing an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; increasing rebates paid under the Medicaid program; expanding participation in programs such as Medicaid and the 340B Drug Discount Program, under which participating manufacturers are required to offer statutory price concessions, and requiring reporting of certain payments under the federal Open Payments program and its implementing regulations.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Drug Supply Chain Security Act, enacted in 2013, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required the Centers for Medicare & Medicaid Services, or CMS, to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which revised schedule, served as a base for 2014 and will be the base for future years.

Beginning January 1, 2016, there will be major changes to the payment formula under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Under the Protecting Access to Medicare Act of 2014, or PAMA, which was signed into law in April 2014, certain clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by regulations. Under proposed regulations, reporting is expected to begin January 1, 2016, and will include such data collected for last two calendar quarters of 2015. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. This new reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available under the CLFS. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. In addition, levels of reimbursement may be impacted by other current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, including our companion diagnostics, which in turn, could harm our future product pricing and sales. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including any of our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also materially affect our business.

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

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue from product sales; and

•	the inability to commercialize any of our product candidates, if approved.

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

We cannot be certain that any country’s patent and/or trademark office will not implement new rules which could affect how we draft, file, prosecute and/or maintain patents and patent applications, or that certain patent rights and/or trademark rights will be granted by governmental authorities in particular foreign countries. We cannot be certain that increasing costs for drafting, filing, prosecuting and maintaining patent applications and patents will not limit our ability to file for patent protection, or to prosecute applications through to grant. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources. There is no assurance that we could enter into licensing arrangements at a reasonable cost, or develop or obtain alternative technology in respect of patents issued to third parties that incidentally cover our products. Any inability to secure such licenses or alternative technology could result in delays in the introduction of some of our products or even lead to prohibition of the development, manufacture or sale of certain products by us.

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

Patent applications which may relate to or affect our business may have been filed by others. Such patent applications or patents resulting therefrom may conflict with our technologies, patents or patent applications, potentially reducing the scope or strength of our patent protection, and may ultimately be determined to limit or prohibit our freedom to operate with respect to our product candidates. Such events could cause us to stop or change the course of our research and development or modify our intellectual property strategies. We could also become involved in interference proceedings in connection with one or more of our patents or patent applications to determine priority of invention, or in post-grant opposition proceedings at the USPTO or comparable foreign patent offices. There can be no guarantees that an interference proceeding or defense of a post-grant opposition would be successful or that such an outcome would be upheld on appeal. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of such interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

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
Based on the information available to us, following our common stock offerings of 2.6 million shares which completed on February 3, 2015 and 2.3 million on September 21, 2015, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 49% of our outstanding common stock. Baker Bros. Advisors, L.L.C., or Baker Brothers, and Tavistock Life Sciences Co., or Tavistock, and their affiliates collectively own approximately 31% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Tavistock each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Tavistock may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Tavistock or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.
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
Recent Sales of Unregistered Securities
During the nine months ended September 30, 2015, we issued and sold the following unregistered securities:
Warrant exercise
In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the nine months ended September 30, 2015, nine holders of warrants to purchase an aggregate of 1,037,330 shares of common stock elected to net exercise their warrants, resulting in the issuance of an aggregate of 809,498 shares of our common stock.
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
As of September 30, 2015 we have used all of these funds for preclinical and clinical development of our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat and related administrative support.

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

MIRATI THERAPEUTICS, INC.

Date: November 6, 2015	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: November 6, 2015	by:	/s/ Mark J. Gergen
Executive Vice President and
Chief Operations Officer