Form 10-K
period 2015-12-31
Mirati Therapeutics, Inc.
filed 2016-03-09
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015; or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 1-15803
_____________________________________________________
MIRATI THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________

Delaware	46-2693615
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9393 Towne Centre Drive Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Capital Market) was $333 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 4, 2016, the registrant had 19,302,313 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be held on May 18, 2016 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K (the "Annual Report"), may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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

·                  our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act");

·                  the loss of key scientific or management personnel; and

·                  our other future financial results, capital requirements and need for additional financing.

Item 1.     Business
BUSINESS
Overview
Mirati Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific genetically defined subsets of cancer patients with unmet needs. Our clinical pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, spectrum-selective kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer ("NSCLC") and other solid tumors. MGCD265 is in Phase 2 clinical development and MGCD516 is in Phase 1b clinical development. Mocetinostat is an orally-bioavailable, Class 1 selective histone deacetylase ("HDAC") inhibitor in Phase 2 clinical development in collaboration with MedImmune, the global biologics research and development arm of AstraZeneca PLC. References in this Annual Report on Form 10-K to "we", "our", "us", "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

We believe that an increased understanding of the genomic factors that drive tumor cell growth can lead to the development of cancer drugs that target these genomic factors, resulting in increased efficacy while reducing side effects. We are leveraging this knowledge to develop targeted cancer therapies to address unmet needs in selected cancer patient populations. Our novel kinase inhibitors are intended to target specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. Our HDAC inhibitor, mocetinostat, acts through important epigenetic mechanisms that could have potential when used in combination with immune checkpoint inhibitors. We plan to identify additional opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug candidates.

Our three clinical stage product candidates are as follows:

•
MGCD265 is an orally-bioavailable, potent, small molecule kinase inhibitor of MET and Axl receptor tyrosine kinases, ("RTKs"). MGCD265 is in development for the treatment of solid tumors, with an initial focus on NSCLC but including other solid tumors like those found in gastroesophageal cancers and squamous cell carcinoma of the head and neck ("HNSCC"). In September 2015, we reported interim data from the ongoing MGCD265 Phase 1b dose expansion clinical trials disclosing that two of the four NSCLC patients who were then evaluable (having had at least two on-treatment scans) had confirmed partial responses ("PRs"), based upon Response Evaluation Criteria in Solid Tumors ("RECIST") criteria and two patients had tumor regressions that did not meet the RECIST threshold for a PR. Based upon these early signs of clinical efficacy we initiated a single-arm Phase 2 clinical trial for the treatment of NSCLC patients with genetic alternations in MET in December of 2015. Based on a meeting with the U.S. Food and Drug Administration ("FDA"), in the Phase 2 trial of MGCD265, if we observe a response rate that is significantly better than the response rate for currently approved second line therapy, we believe the trial could potentially serve as a registration enabling trial and qualify for submission for accelerated approval under U.S. Code of Federal Regulations 21 CFR Part 314, Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses).

We have applied for and received a proposed generic name for MGCD265. The proposed generic name is “glesatinib.” The proposed generic name will become final once it is published and a comment period expires, which we expect will occur in the first half of 2016.

•
MGCD516 is an orally-bioavailable, potent, small molecule spectrum-selective kinase inhibitor in development for the treatment of solid tumors with an emphasis on genetic alterations involving RET, DDR and Trk RTK families as well as CHR4q12 amplicons and CBL inactivating mutations. We plan to focus on solid tumors exhibiting genetic alterations which result in dysregulation of these key drivers of tumor growth, initially in NSCLC. In addition, we plan to evaluate other tumor types where the profile of MGCD516 would suggest clinical benefit. MGCD516 is currently in a Phase 1b dose expansion clinical trial which includes cohorts for the treatment of patients with genetic alterations involving the RET, DDR and Trk RTK families as well as CHR4q12 amplicons and CBL inactivating mutations.

We have applied for and received a proposed generic name for MGCD516. The proposed generic name is “sitravatinib.” The proposed generic name will become final once it is published and a comment period expires, which we expect will occur in the first half of 2016.

•
Mocetinostat is an orally-bioavailable, spectrum-selective HDAC inhibitor that we plan to evaluate in combination with durvalumab, MedImmune’s immune checkpoint inhibitor, in patients with NSCLC. We plan to initiate this trial in the second quarter of 2016. By virtue of its specificity for Class 1 HDACs, mocetinostat showed a favorable effect on the immune system in preclinical studies. By increasing PD-L1, certain costimulatory molecules, and HLA antigens on the tumor cells, mocetinostat may enhance the immune response to tumors. Mocetinostat may also have a favorable effect on the immune system by decreasing T regulatory cells ("T-regs") and myeloid derived suppressor cells ("MDSCs"). We believe that, overall, these effects on the immune system have the potential to enhance the efficacy of checkpoint inhibitors. We are in the process of completing Phase 2 clinical trials of mocetinostat in patients with bladder cancer, myelodysplastic syndrome ("MDS") and Non-Hodgkin's Lymphoma ("NHL"), specifically Diffuse Large B-Cell Lymphoma ("DLBCL") and Follicular Lymphoma ("FL"). We have not observed activity or a level of patient responses in these trials that justify moving forward as a single agent and at the present time we do not expect to undertake further single agent trials with mocetinostat.

We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. On May 8, 2013, we entered into a plan of arrangement with MethylGene, Inc. ("MethylGene Canada") pursuant to which MethylGene Canada became our wholly owned subsidiary and all of its shareholders became proportionate shareholders of ours. Our website address is www.mirati.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10‑K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our web site at www.mirati.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

Our Strategy

Our goal is to be a leading developer of targeted cancer therapies for genetically selected patient populations. The key components of our strategy include:

•
Develop a pipeline of targeted cancer therapies.  We believe that an increased understanding of the genomic factors that drive tumor cell growth will lead to the development of cancer drugs with increased efficacy while reducing side effects. We are leveraging the prior successful experience of certain members of our management team in the development and approval of multiple oncology and targeted oncology drugs (e.g. Temodar, Sutent, Inlyta, Xalkori, and Ibrance) to develop targeted cancer therapies to address unmet needs in specific cancer populations. Our clinical pipeline is comprised of two novel kinase inhibitors that target specific mutations that drive cancer cell growth and an HDAC inhibitor which is one of the most advanced epigenetic therapies in development. We plan to identify additional targets by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance through internal drug discovery activities or potentially in-licensing promising, early-stage novel drug candidates.

•
Employ efficient and flexible approaches to accelerate clinical development.  Based on the prior extensive experience of certain members of our management team in oncology drug development, which includes the successful registration of several products, we take an adaptive approach to our clinical trials so that we use the information from the ongoing trials to increase our likelihood of success. We will pursue indications and select specific patient populations in which activity of our product candidates can be assessed in small proof of concept ("POC") clinical trials potentially leading to accelerated clinical development. When designing clinical trials, we structure our clinical development approach to test multiple clinical hypotheses in a single trial and design trials with the flexibility to adapt quickly and accelerate once a signal of clinical benefit is observed. We believe our approach may increase the likelihood of seeing results early in clinical trials with fewer patients, reducing our clinical development risk and development costs and allowing us to potentially accelerate the development of our product pipeline.

•
Advance our two lead kinase inhibitors. Kinase inhibitors have significantly improved the care of many cancer patients and represent a commercially successful category of targeted cancer therapies with global sales of over $29.1 billion in 2011, according to BCC Research. We have two internally discovered novel kinase inhibitors in development: MGCD265 and MGCD516. These product candidates target pathways of high scientific interest, including MET, Axl, RET, DDR, and Trk RTK families and including exploration of novel genetic alterations including CHR4q12 amplicons and CBL inactivating mutations. These pathways are believed to be drivers of tumor growth and to be responsible for the development of tumor resistance to several anti-cancer treatments. MGCD265 is in Phase 2 development and MGCD516 is currently in a Phase 1b dose expansion clinical trial.

•
Advance mocetinostat, our HDAC inhibitor. HDAC inhibitors modulate epigenetic events by their potent inhibition of histone deacetylation. This class of agents has been shown to be effective, as single agents, in treating hematologic malignancies, as evidenced by the approvals of Istodax and Zolinza. A growing body of evidence indicates that Class I HDAC inhibitors like mocetinostat have effects directly on tumor cells as well as on immune cells (T-regs and MDSC)

that may enhance the efficacy of immune checkpoint inhibitors such as nivolumab, pemrolizumab, durvalumab and others. We have completed several clinical trials with mocetinostat in more than 400 patients which have provided valuable information on the pharmacokinetic, pharmacodynamic and safety profile of the drug. We are focused on the development of mocetinostat in combination with immune checkpoint inhibitors in NSCLC since we believe that is the most promising indication and will create the greatest benefit for the largest number of patients. We plan to initiate a clinical trial evaluating the combination of mocetinostat and durvalumab in patients with NSCLC in the second quarter of 2016.

•
Leverage partnerships to develop our product candidates. We plan to collaborate with third parties and partner certain rights to our product candidates as a means to accelerate their broader clinical development and maximize their therapeutic and market potential. We plan to retain certain key development and commercialization rights in our partnerships. We believe that retaining this strategic flexibility will enable us to maximize shareholder value. Specifically, we recently entered into collaboration agreements with Foundation Medicine, Inc. and Guardant Health, Inc. to explore development of their platforms as companion diagnostics for MGCD265.

Product Candidates

The following chart depicts the current state of our oncology development programs:

PRODUCT CANDIDATE	INDICATION	TARGETS	COMMERCIAL RIGHTS	STAGE OF DEVELOPMENT AND ANTICIPATED MILESTONES
MGCD265	Solid Tumors	MET, Axl	Mirati: Global	Single-arm, single-agent Phase 2 clinical trial in NSCLC ongoing.
MGCD516	Solid Tumors	RET, CHR4q12, CBL, DDR and Trk	Mirati: Global	Single-agent Phase 1b dose expansion clinical trial ongoing.
Mocetinostat	Solid Tumors	HDACs Class I and IV	Taiho: Certain Asian Territories Mirati: All Other Territories	Initiate a trial evaluating the combination of mocetinostat with durvalumab in NSCLC in the second quarter of 2016.

Our Targeted Kinase Programs

Specific genes or pathways that are inappropriately activated in certain types of cancer cells and not in normal tissue are called driver mutations. Targeted therapies selectively inhibit these mutations. RTKs are a family of kinases involved in the transmission of signals that regulate intercellular processes, including those that control cell growth and cell division. RTKs may be inappropriately activated in cancerous tissues resulting in uncontrolled tumor cell growth. Aberrant kinase function, caused by genetic mutations, gene amplification, or over-expression, underlies many cancer cell processes, making the kinome an important source for therapeutic targets in oncology. Discoveries of specific drivers of disease have led to the development of targeted therapies, or the tailoring of therapies to a particular tumor or disease profile. In some cases, these therapies have proven to be more efficacious while having fewer side effects than traditional non-targeted therapies, such as chemotherapy, which kill healthy cells along with cancer cells. Examples of successful development of oral targeted kinase inhibitors include Novartis AG’s Gleevec, a BCR-ABL kinase inhibitor for the treatment of Philadelphia chromosome positive chronic myelogenous leukemia; and GlaxoSmithKline’s Tykerb, a HER2 kinase inhibitor for the treatment of a subset of breast cancer patients over-expressing the HER2 kinase. Further examples of oral targeted kinase inhibitors include Pfizer’s Xalkori and Bosulif and Bristol-Myers Squibb’s Sprycel. We believe that therapies targeting specific genetic abnormalities in subsets of cancer patients identified through companion diagnostic tests will result in streamlined clinical trials and improved patient outcomes and will be increasingly important in the continued evolution of the treatment of cancer.

We believe that by selecting patients whose tumors have genetic mutations and alterations in the pathways that are critical for tumor growth and that may be potently inhibited by our drugs, we will increase the potential for clinical benefit. A greater clinical benefit in selected patients would increase the likelihood of demonstrating clinical benefit earlier in development, potentially in Phase 1, which may allow us to move rapidly into registration trials. As a part of our ongoing development activities, we are using commercial diagnostic assays as well as assays developed internally for early clinical trials. We are working with external diagnostic providers to develop validated companion diagnostics for later stage clinical use and for potential registration to ensure that the diagnostic is widely available for commercial use upon approval. In December of 2015 we announced collaborations with Foundation Medicine, Inc., and Guardant Health, Inc. to explore development of their platforms as companion diagnostics for MGCD265.

The clinical and commercial success of leading small molecule kinase inhibitors demonstrates the potential of new targeted treatments for cancer. The following table lists retail sales figures for selected small molecule kinase inhibitors.

2014 Worldwide Retail Sales Figures of Selected Small Molecule Kinase Inhibitors

Brand Name	2014 Worldwide Sales(1) (in millions)
Gleevec	$4,746
Tarceva	$1,413
Sutent	$1,174
Nexavar	$1,027
Sprycel	$1,493
Tykerb	$282
Zelboraf	$329
Xalkori	$438
_____________________

(1)	Source: Evaluate Pharma.

Our kinase inhibitor programs in clinical development, MGCD265 and MGCD516, are kinase inhibitors with distinct target profiles. These new molecular entities are in development for the treatment of patients with NSCLC and other solid tumors that exhibit the mutations and alterations of interest. MGCD265 and MGCD516 were developed internally and we own all global rights.

MGCD265 - A Multi-targeted Kinase Inhibitor for Solid Tumors

MGCD265 Overview

MGCD265 is an orally-bioavailable, potent, small molecule kinase inhibitor of MET and Axl. MGCD265 is currently in development for the treatment of patients with solid tumors with an initial focus on patients with NSCLC. We are also investigating patients with other solid tumors including gastroesophageal cancers and HNSCC. In late 2014 we established the maximum tolerated dose ("MTD") and initiated dose expansion cohorts in patients selected for specific driver mutations which activate the MET or Axl pathways. This patient selection strategy is designed to potentially result in a high response rate that could enable an accelerated development pathway. In September 2015 we reported interim data from the ongoing MGCD265 Phase 1b dose expansion clinical trial, disclosing that two of the four NSCLC patients who were then evaluable (having had at least two on-treatment scans) had confirmed PRs, based upon RECIST criteria and the other two patients had tumor regressions that did not meet the threshold to be considered RECIST PRs. Based upon these early signs of clinical efficacy we initiated a single-arm Phase 2 clinical trial for the treatment of NSCLC patients with genetic alternations in MET in December of 2015. Based on a meeting with the FDA, if we observe a response rate in the Phase 2 trial of MGCD265 that is significantly better than the response rate for currently approved second line therapy, we believe the trial could potentially serve as a registration enabling trial and qualify for submission for accelerated approval under U.S. Code of Federal Regulations 21 CFR Part 314, Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses).

Our development strategy for MGCD265 is based on our understanding of the compound’s target inhibition profile and, accordingly, our initial focus for this program will be NSCLC although we intend to also explore other solid tumors where genetic alterations in MET or Axl are also known to be present. We intend to undertake patient selection using a targeted next generation sequencing assay to identify patients with certain genetic mutations or alterations of MET or Axl that result in oncogenic activation and are implicated as drivers of tumor progression.

MGCD265 Market Overview

The National Cancer Institute ("NCI") estimates that in 2015, approximately 221,200 patients in the United States were diagnosed with lung cancer and 158,040 died due to the disease. Approximately 85% of lung cancers are NSCLCs. The potential oncogenic mutations of MET and Axl that we are targeting may exist in up to 8% of NSCLC cases. At present, the prevalence of the genetic alterations of MET and Axl is less well characterized in other solid tumors, however, they are known to occur in other solid tumors and we are exploring those additional indications. Although other tumor types may respond to treatment with MGCD265, NSCLC, HNSCC and gastroesophageal cancers are of particular relevance to demonstrate the clinical activity of MGCD265. Key features of these markets are shown in the table below.

Estimated Market Size of Certain Cancer Therapies

Indication	Supporting Rationale	U.S. Annual Patient Incidence
Lung Cancer	Genetic alterations of MET and Axl in up to 8% of NSCLC	221,200

Gastric Cancer	Genetic alterations of MET in up to 6% of patients	24,590
__________________________
Source: National Cancer Institute

Approximately 15% of NSCLC cases have activating EGFR mutations, equating to 28,203 patients each year in the United States. Although tyrosine kinase inhibitors that target EGFR have demonstrated efficacy in treating patients with EGFR mutations, tumors eventually become resistant to therapy. Resistance to EGFR therapy is mediated through mutation and/or overexpression of alternative targets and pathways, including MET and Axl in approximately 70% of resistant tumors, or 19,742 patients annually in the United States.

MGCD265 Background

MGCD265 is a small molecule, spectrum-selective kinase inhibitor that potently inhibits MET and Axl. These targets have been shown to play key roles in tumor development, tumor cell survival, therapeutic resistance and blood vessel formation, or angiogenesis. MGCD265 is selective for these two targets at clinically achievable dose levels and shows minimal activity against a panel of over 300 other kinases. We believe this profile provides the following potential advantages for MGCD265:

•	therapeutic action against specific mutations and genetic alterations of MET;

•	therapeutic action against a novel target ("Axl");

•	high specificity reduces the risk of side effects from off-target activity; and

•
the selection of specific patients whose tumors exhibit genetic alterations of MET or Axl that may be drivers of tumor growth provides an opportunity to demonstrate single agent clinical responses of MGCD265.

The MET receptor is a member of the RTK protein family that is found on the cell’s surface that plays a key role in the growth, survival and metastasis of various types of cancers, when not properly regulated. The MET target has generated significant scientific and pharmaceutical interest because of its direct involvement in tumor cell survival and angiogenesis. MET expression is elevated in several major tumor types including NSCLC, gastric cancer, RCC and HCC and is associated with poor prognosis. MET activation may also be associated with resistance to EGFR inhibitors such as Tarceva, Iressa and Erbitux. In tumors with EGFR mutation or activation, the activation or genetic alteration of MET is implicated as an escape mechanism leading to EGFR-inhibitor resistance. Inhibition of MET may result in clinical benefit by blocking the MET-driven escape mechanism used by some tumor cells when treated with other targeted inhibitors of the EGFR, such as Tarceva or Iressa.

Axl is also an RTK, and its expression has been shown to correlate with clinical-stage and lymph node status in NSCLC. Axl can be dysregulated in certain cancers through increased protein expression or gene rearrangement, resulting in abnormal tumor growth and tumor cell survival. Axl has also been linked to resistance to EGFR inhibitors such as Tarceva and Erbitux. Axl is also expressed in other tumor types and may be a clinically significant driver in RCC, ovarian, pancreatic and other tumors.

MGCD265 is distinguished from many other small molecule inhibitors of MET due in part to its potent activity against Axl, which provides an opportunity against tumors driven by Axl such as NSCLC tumors that exhibit a translocation of Axl that drives tumor growth, thereby increasing the likelihood that these tumors will respond to MGCD265. Further, MET and Axl are both overexpressed and/or genetically altered in tumors that are resistant to EGFR inhibitors such as Tarceva, Iressa and Erbitux. It is estimated that MET is overexpressed in approximately half of EGFR-resistant tumors, and amplified in 5-20% of EGFR-resistant tumors. It is estimated that Axl is overexpressed in approximately 20-30% of EGFR-resistant tumors. The simultaneous inhibition of both MET and Axl pathways may be required for clinical efficacy in patients developing resistance to EGFR inhibitors or for the prevention of resistance by combining MGCD265 with an EGFR inhibitor as first line treatment. Finally, in preclinical studies MGCD265 has demonstrated inhibition of tumor cells which express mutant forms of MET that appear to be greater than other known small molecule inhibitors of MET.

The profile of MGCD265 and our clinical development strategy is clearly distinguished from MET antibody antagonists (such as MetMab) that inhibit the MET pathway signaling primarily by preventing the binding of HGF to MET. The inhibition of the catalytic activity of MET via small molecule strategies like MGCD265, as opposed to inhibition of ligand binding by MET antibody antagonists, is an important differentiated strategy in disease settings in which MET is activated by ligand-independent mechanisms including activating mutations, gene amplification, and/or extreme overexpression. Our primary focus in clinical development is on patients with NSCLC or other solid tumors exhibiting driver mutations in the MET and Axl pathways. These driver mutations result in constitutive activation of the MET or Axl receptors so they become independent of normally tightly regulated growth factor signaling. In the case of MET, genetic alterations can result in the activation of MET-dependent signaling independent of binding to HGF. Therefore, patients with these driver mutations would not be responsive to MET antibody antagonists that inhibit HGF binding, but are more likely to respond to MGCD265, which inhibits signaling irrespective of growth factor binding. If we are able to demonstrate single agent POC in select patients, we also plan to explore the combination of MGCD265 with EGFR inhibitors to treat and/or prevent EGFR resistance.

MGCD265 Preclinical Development

Our preclinical studies, in a variety of in vivo tumor models, suggest that MGCD265 is well tolerated at dose levels that inhibit MET and Axl and demonstrates tumor regression in experimental cancer models that exhibit genetic mutations and alterations of interest.

MGCD265 Clinical Trials

Multiple Phase 1 clinical trials conducted with MGCD265 show evidence of clinical activity as monotherapy and in combination trials. MGCD265 doses have resulted in exposures consistent with greater than 90% inhibition of MET mutations, MET amplifications and Axl fusions. Dosing is ongoing in the expansion cohorts which are enrolling patients selected for specific genetic mutations and alterations of MET and Axl.

The original IND for MGCD265 was filed in December 2007 and became effective in January 2008. To date, approximately 300 patients have been exposed to MGCD265 in multiple clinical trials in a variety of solid tumor types. MGCD265 has been generally well tolerated at all doses and schedules tested to date, both as monotherapy and in combination with either Taxotere or Tarceva.

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

The historical MGCD265 clinical trials are set forth in the following table.

CLINICAL TRIALS EVALUATING MGCD265

Phase 1 Clinical Trial	Single Agent Dose Escalation, 21 day cycle	Completed (trial amended and continuing as described under Phase 1b dose expansion clinical trial below)
Phase 1b Clinical Trial	Single Agent Expansion Cohort in patients with genetic alterations of MET and Axl in NSCLC, HNSCC and other solid tumors, 21 day cycle	Ongoing
Phase 1/2 Clinical Trial	Combination with Erlotinib or Docetaxel in Subjects with advanced NSCLC, 21 day cycle	Completed
Phase 2 Clinical Trial	Single Agent Phase 2 clinical trial in patients with genetic alterations of MET in NSCLC, 21 day cycle	Ongoing

The MTD of MGCD265 was established as 1050mg administered orally on a BID continuous schedule. The observed dose limiting toxicities ("DLTs"), included one patient who experienced grade 3 fatigue and one patient that experienced grade 3 diarrhea. Clinical pharmacokinetic and pharmacodynamic data and nonclinical projections indicate MGCD265 plasma levels consistent with MET and Axl inhibition that we would expect to result in clinical activity. In the fourth quarter of 2014 we initiated the dose expansion portion of the trial and began enrolling patients selected for target alterations of interest in MET or Axl. In September 2015 we reported an interim update on the ongoing MGCD265 Phase 1b dose expansion clinical trial, disclosing that two of the four NSCLC patients who were then evaluable (having had at least two on-treatment scans) had confirmed PRs based upon RECIST criteria and the other two patients had tumor regressions that did not meet the threshold to be considered RECIST PRs. Based upon these early signs of clinical efficacy, we initiated a single-arm Phase 2 clinical trial for the treatment of NSCLC patients with genetic alternations in MET in December of 2015.

MGCD265 Developmental Initiatives and Objectives

In the fourth quarter of 2015, we initiated a single agent Phase 2 clinical trial in patients with genetic alterations of MET in NSCLC. Our initial focus for this program is NSCLC. We are also exploring other solid tumors that also have the genetic mutations and alterations of interest.

We believe that by selecting patients whose tumors have genetic mutations and alterations that are implicated as oncogenic drivers and that are potently inhibited by MGCD265 we may increase the likelihood of seeing clinical activity earlier in clinical development. We are using commercially available diagnostic assays as well as assays developed internally for early clinical use. We are developing companion diagnostics in collaboration with diagnostic platform providers including Foundation Medicine, Inc. and Guardant Health, that we plan to use in the current Phase 2 trial, later stage trials and commercialization, if approved.

MGCD516 - A Novel Multi-targeted Kinase Inhibitor for Solid Tumors

MGCD516 is an orally-bioavailable, potent, small molecule multi-targeted kinase inhibitor. MGCD516 is a potent inhibitor of closely related RTKs including the RET, DDR and Trk kinase families. We plan to focus our initial development efforts on solid tumors in which genetic mutations and alterations of RET, DDR and Trk families are implicated as oncogenic drivers with an initial focus on NSCLC. We are also exploring novel patient selection strategies including patients with CHR4q12 amplicons and CBL inactivating mutations that may be treatable with MGCD516. Genetic alterations in RET, DDR and Trk account for up to 4% of NSCLC cases patients annually in the U.S. and alterations in CHR4q12 and CBL occur in up to 6% of NSCLC cases. We also plan to evaluate other tumor types for which the RTK targets of MGCD516 may suggest activity. We recently established the maximum tolerated dose of MGCD516 as 150mg administered once a day, orally on a continuous schedule. We opened the Phase 1b dose expansion clinical trial in December of 2015 and are currently treating selected patients.

MGCD516 has demonstrated oral bioavailability in preclinical studies, inhibited target-dependent tumor cell growth and survival, and demonstrated broad spectrum antitumor activity in preclinical cancer models including tumor regression in tumor models exhibiting genetic alteration of MGCD516 RTK targets.

Mocetinostat - A Spectrum-Selective Oral HDAC Inhibitor

Mocetinostat Overview

Mocetinostat is an orally-bioavailable, spectrum-selective HDAC inhibitor that we plan to evaluate in combination with checkpoint inhibitors including PD-1 and PD-L1 inhibitors. By virtue of its specificity for Class 1 HDACs, mocetinostat showed a favorable effect on the immune system in preclinical studies. By increasing PD-L1, costimulatory molecules, and HLA antigens on tumor cells, we believe that mocetinostat may enhance the immune response to tumors. Mocetinostat may also have a favorable effect on the immune system by decreasing T-regs and MDSC. We believe that, overall, these effects on the immune system have the potential to enhance the efficacy of checkpoint inhibitors. We have established an agreement with MedImmune to evaluate their PD-L1 inhibitor, durvalumab, in combination with mocetinostat in patients with NSCLC as one of our initial trials to demonstrate the ability of mocetinostat to enhance the efficacy of checkpoint inhibition.

The epigenetic mechanisms of HDAC inhibitors have demonstrated efficacy in hematologic malignancies and have been approved as single agents. In addition, HDAC inhibition by agents like mocetinostat may be complementary with other epigenetic mechanisms. Epigenetics is the regulation of gene expression and resulting cellular phenotypes through mechanisms other than primary DNA sequence alterations. The epigenetic regulation of gene expression involves the regulation of DNA methylation and modification of certain histones via modulation of acetylation or methylation of specific amino acid residues. Epigenetic pathways can become dysregulated during cancer progression through a variety of mechanisms, including the genetic alteration of molecules that participate in DNA methylation and histone modification.

Mocetinostat Market Overview

The potential of HDAC inhibitors for the treatment of certain cancers has been validated by the approval of Zolinza and Istodax for the treatment of T-cell lymphoma.

Our current focus for mocetinostat is on the treatment of patients with NSCLC in combination with durvalumab, MedImmune’s immune checkpoint inhibitor. We believe that the combination has the potential to address all patients with NSCLC. In the United States alone, the estimated annual incidence of NSCLC is approximately 220,000.

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

We believe that a key differentiating feature of mocetinostat is its spectrum of activity, targeting HDAC isoforms 1, 2, 3 and 11 which area categorized as Class I (1,2,3) and Class IV (11) HDACs. We believe that these isoforms, and particularly isoforms 1 and 2, are the most relevant HDAC isoforms in cancer therapy and are also the isoforms most potently inhibited by mocetinostat. Compared to other HDAC inhibitors that have a broader spectrum of activity, the profile of mocetinostat may allow us to inhibit the targets relevant to cancer more potently and thereby potentially demonstrate improved clinical efficacy and reduced side effects. Furthermore, the selectivity of mocetinostat for Class I HDACs and the lack of activity against Class II HDACs may have complimentary effects on tumor cells and the immune system that would enhance the activity of checkpoint inhibitors and potentially expand the utility of checkpoint inhibition to the majority of patients with solid tumors who fail to respond to single agent checkpoint inhibitor therapy.

Mocetinostat Clinical Development

The first IND for mocetinostat was submitted in December 2003 and became effective in January 2004. Our current focus for mocetinostat is on the treatment of patients with NSCLC in combination with durvalumab. We plan to initiate a clinical trial evaluating this combination approach in patients with NSCLC in the second quarter of 2016.

To date, we have evaluated mocetinostat as a monotherapy and in combination with other anticancer agents in more than 400 patients in Phase 1 and Phase 2 clinical trials with various malignancies, including MDS, HL, NHL (including DLBCL or FL), acute myeloid leukemia ("AML"), chronic lymphocytic leukemia and chronic myelogenous leukemia, as well as advanced solid tumors. Through these trials, the safety and tolerability of mocetinostat as a single agent and in combination has been well characterized. The clinical trials showed activity as a single agent in HL and NHL and in combination with Vidaza in MDS and AML.

We have completed several clinical trials with mocetinostat which enrolled more than 400 patients with a variety of advanced malignancies. We are in the process of completing Phase 2 trials in bladder cancer and NHL. In both the bladder cancer and NHL Phase 2 clinical trials patients were selected for inactivating mutations in two histone acetyl transferase genes (CREBBP and EP300) ("HATs"), using a next generation sequencing assay. Preclinical studies have shown that tumor cells carrying these HAT inactivating mutations are more sensitive to mocetinostat. To date we have not seen a level of activity or response to single agent mocetinostat that justifies continuing development in those indications. As a result, at the present time we do not expect to undertake further clinical trials with mocetinostat as a single agent in bladder cancer, NHL or MDS.

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

We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2015, we own or co-own U.S. patents and patent applications and their foreign counterparts, including 28 issued U.S. patents as reflected in the following table:

Granted and Pending U.S. Patents

Program	Granted (United States)	Pending (United States)
Small Molecule Kinase Inhibitors	15	1
HDAC	13	3
TOTAL	28	4

Small Molecule Kinase Inhibitors - (15 granted U.S. patents; 1 pending U.S. patent applications)

As of December 31, 2015, we have fifteen issued patents and one pending patent application in the United States covering kinase inhibitor compounds, including MGCD265 and MGCD516, and methods of use of these compounds. Of these issued patents, one covers multiple series of kinase inhibitors and protects MGCD265 generically. Another issued patent, which expires no earlier than 2026, protects a selection of compounds including MGCD265, as well as methods of inhibiting VEGF and HGF receptor signaling, and methods of treating angiogenesis-mediated cell proliferative disease or inhibiting solid tumor growth. Two issued patents cover processes of manufacturing kinase inhibitors such as MGCD265 and MGCD516, and synthetic intermediates required for the production of these inhibitors. Exclusivity arising from our issued patents for MGCD265 extends to at least 2026, including our patents covering the specific composition of matter of MGCD265 (expires 2026, prior to any legal or regulatory extensions, including any patent term extension, that may be available under the Hatch Waxman Act) and the generic class of compounds to which MGCD265 belongs (expires 2025, prior to legal or regulatory extensions, including any patent term extension, that may be available under the Hatch Waxman Act). Another four issued patents cover several distinct classes of kinase inhibitor compounds. Such coverage includes specific claims to MGCD516, generic coverage of the class of compounds to which MGCD516 belongs, as well as patents covering methods of use of such compounds. Exclusivity arising from our patent protection for MGCD516 extends to at least 2029, prior to legal or regulatory extensions, including any patent term extension that may be available under the Hatch Waxman Act.

Our pending patent applications relating to our kinase inhibitors seek coverage of a broader scope of kinase inhibitors primarily for oncology. Methods of use of these inhibitors, such as methods of inhibiting VEGF and HGF receptor signaling, methods of treating angiogenesis-mediated cell proliferative disease or inhibiting solid tumor growth are also being pursued.

HDAC Program - (13 granted U.S. patents; 3 pending U.S. patent applications)

Our patent estate for our HDAC program covers multiple series of HDAC inhibitors, including mocetinostat. As of December 31, 2015, this group of patents includes 11 issued patents and 1 pending patent applications in the United States protecting composition of matter and method of use. Two issued patents cover mocetinostat generically and specifically. Exclusivity for mocetinostat extends to 2022 prior to legal or regulatory extensions, including any patent term extension that may be available under the Hatch Waxman Act.

In aggregate, these U.S. patents and patent applications cover the following inventions: novel HDAC inhibitors, including mocetinostat (eleven issued patents and one patent application), methods of inhibiting HDACs, methods for treating cell proliferative disease or cancer, specific methods for treating colon, lung and pancreatic cancers, and methods for treating polyglutamine expansion diseases such as Huntington’s disease. One issued and one pending application claim pharmaceutical compositions comprising a specific HDAC inhibitor and methods of use inhibiting HDACs for treating neurodegenerative disorders.

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

Our MGCD265 program is characterized by potential advantages including: a unique kinase spectrum including the emerging RTK target Axl; potent inhibition of MET driver mutations which are not inhibited by other small molecule inhibitors due to a different mode of binding to the MET molecule; a lack of activity against over 300 off-target kinases, supporting a favorable safety profile; and excellent tolerability to date in combination with other anti-cancer agents (including chemotherapy), thus optimizing the potential for combination therapy approaches.

Companies with MET inhibitors believed to be in late preclinical or clinical development include, but are not limited to: AbbVie, Inc., AstraZeneca PLC, Exelixis Inc., GlaxoSmithKline PLC, Ignyta, Inc., Incyte Corporation, Merck KGaA, NantPharma LLC, Novartis AG, Pfizer Inc., and Sanofi S. A.

Companies with Axl inhibitors in clinical development include, but are not limited to, Astellas Pharma Inc., BergenBio AS, Exelixis, Inc., Ignyta, Inc., GlaxoSmithKline PLC and Tolero, Inc.

Competitors in Oncology - HDAC

We believe that a key differentiating feature of mocetinostat is its spectrum of activity covering only isoforms 1, 2, 3 and 11, which are the most relevant HDAC isoforms in human cancers. Other companies that are developing spectrum-selective HDAC inhibitors include, but are not limited to, Acetylon Pharmaceuticals, Inc., Chroma Therapeutics Ltd., Huya Bioscience International, Shenzen Chipscreen Biosciences Ltd. and Syndax Pharmaceuticals Inc.

Companies with Pan-HDAC inhibitors, which are HDAC inhibitors that have an effect across a broader range of HDAC isoforms and are therefore not as selective as molecules like mocetinostat, include but are not limited to: Celgene Corporation, Curis Inc., MEI Pharma Inc., Merck & Co Inc., Novartis, Pharmacyclics Inc. and others. We expect that these and other companies may continue to pursue research and development in relation to HDAC inhibitors. We continue to monitor these and other companies in order to be aware of any third party products and/or intellectual property rights relevant to our products.

Competitors in Oncology - General

In addition to companies that have HDAC inhibitors or kinase inhibitors addressing oncology indications, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, including, but not limited to, Gilead Sciences Inc. and specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to Astellas Pharma Inc., Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Bristol-Myers Squibb, Eisai Co. Ltd., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd., GlaxoSmithKline, Johnson & Johnson, Taiho and Takeda Pharmaceutical Co.

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

Employees

As of December 31, 2015, we had 47 employees located in our offices in San Diego. We also utilize the services of consultants on a regular basis. 30 employees are engaged in product development activities and 17 are in support administration, including business development.

Executive Officers and Directors
The following table sets forth information about our executive officers, directors and key employee as of December 31, 2015.

Name	Age	Position
Charles M. Baum, M.D., Ph.D.	57	President and Chief Executive Officer, Director
Mark J. Gergen	53	Executive Vice President and Chief Operating Officer
Isan Chen, M.D.	53	Executive Vice President and Chief Medical and Development Officer
James Christensen, Ph.D.	47	Senior Vice President and Chief Scientific Officer
Jamie A. Donadio	40	Vice President, Finance
Rodney W. Lappe, Ph.D.(3)	61	Chairman of the Board
Michael Grey(1)(3)	63	Director
Henry J. Fuchs, M.D.(2)(3)	56	Director
Craig Johnson(1)(2)	54	Director
William R. Ringo(1)(2)	70	Director
______________________________________________

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Mark J. Gergen has served as our Executive Vice President and Chief Operations Officer since February 2013. From September 2006 to November 2012, he was Senior Vice President, Corporate Development for Amylin Pharmaceuticals, Inc.("Amylin"). Starting in January 2005, he was Executive Vice President of CardioNet, Inc. From June 1999 to May 2003, he served as Chief Financial and Development Officer and later Chief Restructuring Officer of Advanced Tissue Sciences, Inc. From August 1994 to June 1999, he was Division Counsel at Medtronic, Inc. Mr. Gergen received a B.A. in Business Administration from Minot State University and a J.D. from the University of Minnesota Law School.

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

James Christensen, Ph.D. has served as our Senior Vice President, and Chief Scientific Officer since January 2014 and served as our Vice President, Research from June 2013 through January 2014. Prior to joining us, he held various positions at Pfizer from 2003 to 2013, the most recent of which was Senior Director of Oncology Precision Medicine in the Oncology Research Unit. Dr. Christensen joined Pfizer in 2003 and his responsibilities there included leading nonclinical research efforts for oncology programs including sunitinib malate research activities and leading the nonclinical and translational biology efforts for other research and development programs including crizotinib. Dr. Christensen participated as a member of the Cancer Research or Oncology Research Unit leadership team from 2005 to 2013. Prior to 2003, Dr. Christensen was a Group Leader on the Preclinical Research and Exploratory Development team at SUGEN, Inc., which was acquired by Pharmacia Corporation, now owned by Pfizer. Dr. Christensen began his career in 1998 at Warner Lambert, now owned by Pfizer, with research focus in RTK biology and RTK pathway biomarker development in the oncology therapeutic area. Dr. Christensen participates on the editorial boards for Cancer Research and Molecular Cancer Therapeutics. Dr. Christensen received a Ph.D. in molecular pharmacology from North Carolina State University with dissertation research directed toward characterization of mechanisms of apoptosis dysregulation during the process of carcinogenesis.

Jamie A. Donadio has served as our Vice President, Finance since March 2013. Prior to joining us, Mr. Donadio was at Amylin Pharmaceuticals from April 2001 through January 2013. From November 2011 to January 2013, Mr. Donadio served as Senior Director of Finance at Amylin. From December 2010 to November 2011, he served as Director of Corporate Financial Planning and Analysis at Amylin. From March 2007 to December 2010 he served as Director of SEC Reporting and from April 2001 to March 2007 he held various corporate accounting roles at Amylin. From December 2000 to April 2001, Mr. Donadio was senior accountant at Novatel Wireless, Inc. From August 1997 to December 2000, Mr. Donadio was with Ernst & Young LLP, last serving as an audit senior. Mr. Donadio holds a B.S. in Accounting from Babson College and is a certified public accountant (inactive) in the State of California.

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

Michael Grey has served as a member of our Board of Directors since November 2014. Mr. Grey currently serves as President and Chief Executive Officer of Amplyx Pharmaceuticals as well as Chief Executive Officer and Chairman of Reneo Pharmaceuticals. He recently served as President and Chief Executive Officer of Lumena Pharmaceuticals, Inc., a privately-held biotechnology company before it was acquired by Shire. Mr. Grey also serves as a Venture Partner with Pappas Ventures, a life sciences venture capital firm, since January 2010. Between January and September 2009, he served as President and Chief Executive Officer of Auspex Pharmaceuticals, Inc., a private biotechnology company. From January 2005 until its acquisition in August 2008, Mr. Grey was President and Chief Executive Officer of SGX Pharmaceuticals, Inc., a public biotechnology company, where he previously served as President from June 2003 to January 2005 and as Chief Business Officer from April 2001 until June 2003. Prior to joining SGX Pharmaceuticals, Inc., Mr. Grey acted as President, Chief Executive Officer and Board member of Trega Biosciences, Inc., a biotechnology company. From November 1994 to August 1998, Mr. Grey was the President of BioChem Therapeutic, Inc., the pharmaceutical operating division of BioChem Pharma, Inc. During 1994, Mr. Grey served as President and Chief Operating Officer for Ansan, Inc., a pharmaceutical company. From 1974 to 1993, he served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, culminating in the position of Vice President, Corporate Development. Mr. Grey is currently a director of BioMarin Pharmaceutical, Inc. and Horizon Pharma, plc, public pharmaceutical companies and Balance Therapeutics, Inc., Biothera Pharmaceutical, Inc., Selventa, Inc. and Ziarco Group Ltd., privately held healthcare companies. Mr. Grey previously served on the board of directors of two public companies during the past five years: IDM Pharma, Inc. from 1999 to 2009 and Achillion Pharmaceuticals, Inc. from 2001 to 2010. He received a B.Sc. in chemistry from the University of Nottingham, United Kingdom.

We believe that based on Mr. Grey's experience as an executive in the biopharmaceutical industry and his breadth of knowledge and valuable understanding of the pharmaceutical industry qualify him to serve on our Board of Directors.

Craig Johnson has served as a member of our Board of Directors since September 2013. Mr. Johnson serves on the boards of directors for several life science companies. He is currently a director for Heron Therapeutics, Inc., a NASDAQ-listed specialty pharmaceutical company, a position he has held since January 2014, as well as for La Jolla Pharmaceutical Company, a NASDAQ-listed biopharmaceutical company, a position he has held since October 2013. Mr. Johnson also serves as a director of GenomeDx Biosciences, a privately held biotechnology company, a position he has held since October 2015. Mr. Johnson also served as a past director of Adamis Pharmaceuticals Corporation, a NASDAQ-listed biopharmaceutical company, from 2011 to 2014, as well as Ardea Biosciences, Inc., a NASDAQ-listed biotechnology company, from 2008 until its sale to AstraZeneca PLC in June 2012. From 2011 to 2012 he was Chief Financial Officer of PURE Bioscience, Inc., and from 2010 to 2011 he was Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. from 2004 until its sale to Raptor Pharmaceuticals Corp. in 2009, and then as Vice President of a wholly-owned subsidiary of Raptor Pharmaceutical Corp. from 2009 to 2010. He held several positions, including Chief Financial Officer and Senior Vice President of Operations, at MitoKor, Inc. from 1994 to 2004. Prior to 1994, Mr. Johnson held senior financial positions with several early-stage technology companies, and also practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received his B.B.A. in accounting from the University of Michigan-Dearborn.

We believe Mr. Johnson's leadership and experience and skills in accounting and finance qualify him to serve on our Board of Directors.

Rodney Lappe, Ph.D. has served as a member of our Board of Directors since June 2012 and as Chairman of the Board since July 2013. Since January 2012, Dr. Lappe has served as the Senior Vice President of Tavistock Life Sciences, a private investment firm. From January 2004 to December 2011, Dr. Lappe was Group Senior Vice President, Pfizer Worldwide Research and Development and Chief Scientific Officer for CovX in San Diego, California. Dr. Lappe joined Pfizer with the CovX acquisition in 2008. From 2000 to 2002, Dr. Lappe served as Vice President for cardiovascular and metabolic diseases at Pharmacia. He was also site leader for Pharmacia in St. Louis. Prior to joining Pharmacia, he held positions of increasing responsibility with Wyeth, Rorer Central Research, CIBA Geigy and Searle Pharmaceuticals. Dr. Lappe received his B.A. from Blackburn College and his Ph.D. in Pharmacology from Indiana University.

We believe Dr. Lappe's extensive experience managing pharmaceutical and biotech companies bring important strategic insight and qualifies him to serve on our Board of Directors.

William R. Ringo has served as a member of our Board of Directors since March 2014. Mr. Ringo has over 40 years of experience in the pharmaceutical and biotechnology sectors. Currently, he serves as a non-executive Chairman for Assembly BioSciences and Sangamo BioSciences. In addition to Assembly BioSciences and Sangamo BioSciences, he serves on the board of Dermira, Immune Design Corp and Five Prime Therapeutics. Previously, Mr. Ringo was senior vice president of strategy and business development for Pfizer before his retirement in April 2010. He spent nearly 30 years with Eli Lilly and Company, serving in numerous executive roles, including product group president for oncology and critical care, president of internal medicine products, president of the infectious disease business unit and vice president of sales and marketing for U.S. pharmaceuticals. He has also served as president and CEO of Abgenix, an oncology-focused antibody company that was purchased by Amgen. He also recently served on the board of directors for Onyx Pharmaceuticals until its acquisition by Amgen in 2013. Mr. Ringo earned a B.S. in business administration and an M.B.A. from the University of Dayton.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $49.0 million, $26.1 million, and $19.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. In February 2015 we completed a public offering of our common stock that generated net proceeds of $48.4 million and, subsequently, completed an additional public offering of our common stock that generated net proceeds of $94.9 million in September 2015. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

•	competition from existing products or new products that may receive marketing approval;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	any delays in regulatory review and approval of our clinical development plans or product candidates;

•	our ability to identify and develop additional product candidates;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability, and the ability of third parties such as Clinical Research Organizations ("CROs") to adhere to clinical study and other regulatory requirements;

•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;

•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the years ended December 31, 2015, 2014, and 2013 were $64.5 million, $43.7 million, and $52.9 million respectively. As of December 31, 2015, we had an accumulated deficit of $306.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

As a public company in the United States, we incur significant legal and financial compliance costs and we are subject to the Sarbanes-Oxley Act. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the Securities and Exchange Commission ("SEC"), including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

As an “emerging growth company” (as defined in the JOBS Act), we are not required to comply with Section 404(b) which requires attestation from our external auditors on our internal control over financial reporting. We are subject to Section 404(a), which requires management to provide a report regarding the effectiveness of internal controls. We are required to review all of our control processes to align them to the Section 404 requirements. Failure to provide assurance that our financial controls are effective could lead to lack of confidence by investors which could cause our stock price to decline. When we are no longer an “emerging growth company” (as defined in the Exchange Act or the Securities Act of 1933, as amended (the "Securities Act"), our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To continue complying with the requirements of being a reporting company under the Exchange Act, we may need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff.

In addition, our independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, significant deficiencies or material weaknesses may have been identified. If we identify any significant deficiencies or material weaknesses that may exist or are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

Furthermore, shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. MGCD265 is currently in a Phase 2 clinical trial, mocetinostat is currently in the process of completing Phase 2 clinical trials and MGCD516 is in a Phase 1b clinical trial. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. For example, Phase 1b results with MGCD265 may not be replicated in subsequently enrolled subjects or trials. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the submission of any new drug applications ("NDAs") with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our or our future collaborators’ ability to obtain regulatory approval for the companion diagnostics to be used with our product candidates, if required, and upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Numerous statutes and regulations govern human testing and the manufacture and sale of human therapeutic products in the United States, Europe and other countries and regions where we intend to market our products. Such legislation and regulation bears upon, among other things, the approval of trial protocols and human testing, the approval of manufacturing facilities, safety of the product candidates, testing procedures and controlled research, review and approval of manufacturing, preclinical and clinical data prior to marketing approval including adherence to good manufacturing practices ("GMP") during production and storage as well as regulation of marketing activities including advertising and labeling.

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

No assurance can be given that current regulations relating to regulatory approval will not change or become more stringent in the United States or foreign markets. Regulatory agencies may also require that additional trials be run in order to provide additional information regarding the safety or efficacy of any drug candidates for which we seek regulatory approval. Moreover, any regulatory approval of a drug which is eventually obtained may entail limitations on the indicated uses for which that drug may be marketed. Furthermore, product approvals may be withdrawn or limited in some way if problems occur following initial marketing or if compliance with regulatory standards is not maintained. Regulatory agencies could become more risk averse to any side effects or set higher standards of safety and efficacy prior to reviewing or approving a product. This could result in a product not being approved. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop our product candidates.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive, we may seek to enter into collaborations with companies that have more resources and experience in order to continue to develop and commercialize our product candidates. We also may be required due to financial or scientific constraints to enter into additional collaboration agreements to research and/or to develop and commercialize our product candidates. The establishment and realization of such collaborations may be not be possible or may be problematic. There can be no assurance that we will be able to establish such additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful or maintained for any specific product candidate or indication. If we are unable to reach successful agreements with suitable collaboration partners for the ongoing development and commercialization of our product candidates, we may face increased costs, we may be forced to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize such product candidates, and we may be unable to commercialize products or programs for which a suitable collaboration partner cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

A key part of our development strategy for each of MGCD265, MGCD516 and mocetinostat is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. We expect that the FDA and comparable foreign regulatory authorities will require the regulatory approval of a companion diagnostic as a condition to approving our product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We are developing companion diagnostics in collaboration with diagnostic platform providers including Foundation Medicine, Inc. and Guardant Health that we plan to use in the current Phase 2 trial of MGCD265, later stage trials and commercialization, if approved. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for MGCD516 and mocetinostat product candidates.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and will likely require separate regulatory approval prior to commercialization. If we or third parties are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:

•	the development of these product candidates may be delayed because it may be difficult to identify patients for enrollment in our clinical trials in a timely manner;

•	these product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and

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

In some cases there may be only one or few providers of such services, including clinical data management or manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices ("GCP") regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, or GLP, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

Events which may result in a delay or unsuccessful completion of clinical trials include:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	delays in recruiting patients with the specific genetic alterations we are targeting to participate in a trial;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; and

•	delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials.

For example, due to the targeted indications and patient populations we intend to focus on for development of our product candidates, the number of study sites and patient populations available to us may be limited, and therefore enrollment of suitable patients to participate in clinical trials for these product candidates may take longer than would be the case if we were pursuing broader indications or patient populations. In addition, some of our competitors are developing targeted oncology therapeutics for NSCLC which could limit our ability to enroll patients and complete our planned clinical trials in a timely manner.

Furthermore, enrollment may depend on the availability of suitable companion diagnostics to identify genetic markers we are targeting and the capability and willingness of clinical sites to conduct genetic screening of potential patients.

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

Our reliance on third parties to manufacture our product candidates will expose us and our partners to risks including the following, any of which could delay or prevent the commercialization of our products, result in higher costs, or deprive us of potential product revenue:

•
Contract manufacturers can encounter difficulties in achieving the scale-up, optimization, formulation, or volume production of a compound as well as maintaining quality control with appropriate quality assurance. They may also experience shortages of qualified personnel. Contract manufacturers are required to undergo a satisfactory GMP inspection prior to regulatory approval and are obliged to operate in accordance with FDA, International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use ("ICH"), European and other nationally mandated GMP regulations and/or guidelines governing manufacturing processes, stability testing, record keeping and quality standards. A failure of these contract manufacturers to follow GMP and to document their adherence to such practices or failure of an inspection by a regulatory agency may lead to significant delays in the availability of our product candidate materials for clinical study, leading to delays in our trials.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Outside of the United States, the successful commercialization of our products will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), became law in the United States. The ACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry, and its implementation continues to impose costs on the biopharmaceutical industry, including, among other things, by imposing an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; increasing rebates paid under the Medicaid program; expanding participation in programs such as Medicaid and the 340B Drug Discount Program, under which participating manufacturers are required to offer statutory price concessions, and requiring reporting of certain payments under the federal Open Payments program and its implementing regulations. Moreover, in the United States, there has recently been significantly increased government enforcement and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and such measures, if enacted, could adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Drug Supply Chain Security Act, enacted in 2013, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required the Centers for Medicare & Medicaid Services ("CMS"), to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which revised schedule, served as a base for 2014 and will be the base for future years.

Beginning January 1, 2016, major changes to the payment formula under the Medicare Clinical Laboratory Fee Schedule ("CLFS") became effective. Under the Protecting Access to Medicare Act of 2014 ("PAMA"), which was signed into law in April 2014, certain clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by regulations. Under proposed regulations, reporting was proposed to begin January 1, 2016, and will include such data collected for last two calendar quarters of 2015. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. This new reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests than has been historically available under the CLFS. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. In addition, levels of reimbursement may be impacted by other current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, including our companion diagnostics, which in turn, could harm our future product pricing and sales. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Competition in our targeted market area is intense and this field is characterized by rapid technological change. Therefore developments by competitors may substantially alter the predicted market or render our product candidates uncompetitive.

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. In the oncology market, our major competitors include, but are not limited to: AbbVie, Inc., AstraZeneca PLC, Exelixis Inc., GlaxoSmithKline PLC, Ignyta, Inc., Incyte Corporation, Syndax Pharmaceuticals Inc., Merck KGaA, NantPharma LLC, Novartis AG, Pfizer Inc. ("Pfizer"), and Sanofi S. A. among others.

Many companies have filed, and continue to file, patent applications in oncology which may or could affect our program. Some of these patent applications may have already been allowed or issued, and others may issue in the future. These companies include, but are not limited to: Bristol-Myers Squibb Company; Compugen Limited; Exelixis; GlaxoSmithKline PLC; Novartis; and Pfizer. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed, and additional patents granted, in the future, as well as additional research and development programs expected in the future.

In addition to companies that have HDAC inhibitors or kinase inhibitors addressing oncology indications, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive with over 1,000 molecules currently in clinical development.

Developments by others may render our products or technologies non-competitive or obsolete or we may not be able to keep pace with technological developments. Our competitors may have developed or may be developing technologies which may be the basis for competitive products. Some of these products may prove to be more effective and less costly than the products developed or being developed by us. Our competitors may obtain regulatory approval for their products more rapidly than we do which may change the standard of care in the indications we are targeting, rendering our technology or products non-competitive or obsolete. For example, with the recent approval of immunotherapy agents for the treatment of NSCLC and other cancers, the standard of care for the treatment of cancer is evolving and will continue to evolve which could require us to change the design and timelines for our registration trails and may limit the commercial acceptance of our products in the future. Others may develop treatments or cures superior to any therapy we are developing or will develop. Moreover, alternate, less toxic forms of medical treatment may be developed which may be competitive with our products.

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

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Our patents may be challenged by third parties at the United States Patent and Trademark Office ("USPTO"), comparable foreign patent offices, or in patent litigation. In addition, it is possible that third parties with products that are very similar to ours will circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts.

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

Even if we are successful in obtaining regulatory approval to sell any of our product candidates in one or more countries, we cannot be certain that our patents and other intellectual property rights will ultimately prevent approval during the patent term of generic products developed and commercialized by third parties. A generic manufacturer may seek approval of a generic version of any of our products in the United States by filing an Abbreviated New Drug Application ("ANDA"), with the FDA asserting that our patents are invalid and/or unenforceable to maintain market exclusivity for any of our products, if approved. We cannot predict if, or when, one or more generic manufacturers may attempt to seek regulatory approval for a generic version of any of our products, if approved. There is no assurance that we will ultimately be successful in a court of law to prevent entry of a generic version of any of our products during the applicable patent term and we may incur substantial costs defending our patents and intellectual property rights. An inability to stop a generic manufacturer from selling a generic version of our products could result in a substantial loss of market share and profits or even preclude the ability to continue to commercialize any of our products, if approved.

Risks Related to Our Shares of Common Stock

Our share price is volatile and may be influenced by numerous factors that are beyond our control.

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. Factors such as clinical and regulatory developments regarding our products or processes, developments regarding potential or future third-party collaborators, announcements of technological innovations, new commercial products, patents, the development of proprietary rights by us or by others or any litigation relating to these rights, regulatory actions, general conditions in the biotechnology and pharmaceutical industries, failure to meet analysts’ expectations, publications, financial results or public concern over the safety of biopharmaceutical and biotechnological products, economic conditions in the United States and other countries, terrorism and other factors could have a significant effect on the share price for our shares of common stock. Any setback or delay in the clinical development of our programs could result in a significant decrease in our share price. In recent years the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition, other biotechnology companies' or our competitors’ programs could have positive or negative results that impact their stock prices and their results or experience stock price fluctuations that could have a positive or negative impact on our stock price, regardless whether such impact is direct or not.

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

Based on the information available to us, following our common stock offerings of 4.8 million shares which we completed in 2015, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 53% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Tavistock Life Sciences Co. ("Tavistock") and their affiliates collectively own approximately 31% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Tavistock each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Tavistock may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Tavistock or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Pursuant to our 2013 Equity Incentive Plan ("the 2013 Plan"), and our 2013 Employee Stock Purchase Plan ("the ESPP"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our stockholders to experience additional dilution, which could cause our stock price to fall.

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change U.S. net operating loss carryforwards ("NOLs"), and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B.     Unresolved Staff Comments
          None.
Item 2.     Properties
     Our corporate headquarters is located at 9393 Towne Centre Drive, San Diego, California 92121 where we occupy approximately 18,000 square feet of office and lab space. The lease will expire on January 31, 2018. We believe that our existing and upcoming facilities are adequate to meet our current needs.
Item 3.     Legal Proceedings
None.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
            Our common stock has been listed on The NASDAQ Capital Market since July 15, 2013 under the symbol "MRTX". Prior to that date, there was no public market for our common stock in the United States as our common stock was listed on the Toronto Stock Exchange.

On March 4, 2016, the last reported sale price for our common stock on The NASDAQ Capital Market was $22.46 per share. The following table sets forth the range of high and low sales prices per share of our common stock as reported on The NASDAQ Capital Market for the period indicated.

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$43.20	$29.14
Third Quarter	$52.00	$20.68
Second Quarter	$37.43	$25.21
First Quarter	$30.76	$18.26
Year Ended December 31, 2014
Fourth Quarter	$19.90	$13.69
Third Quarter	$21.58	$15.59
Second Quarter	$23.75	$15.86
First Quarter	$25.97	$16.50

    As of March 4, 2016, we had 13 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among Mirati Therapeutics, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

$600
$500
$400
$300
$200
$100
$0
7/15/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
Mirati Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 7/15/13 in stock or 6/30/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2015, we issued and sold the following unregistered securities:

Warrant exercise

In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the twelve months ended December 31, 2015, nine holders of warrants elected to net exercise their warrants to purchase an aggregate of 1,037,330 shares of common stock, resulting in the issuance of an aggregate of 809,498 shares of our common stock.

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

As of December 31, 2015 we have used all of these funds for preclinical and clinical development of our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat and related administrative support.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table presents selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in thousands except for per share information.

Please read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Income Data:
Total revenue	$—	$—	$—	$—	$3,144
Loss from operations	(64,714)	(39,104)	(31,999)	(20,498)	(10,087)
Net loss	(64,544)	(43,698)	(52,859)	(20,286)	(9,778)
Comprehensive loss	(64,507)	(43,684)	(52,872)	(20,286)	(9,778)
Basic and diluted net loss per share	$(3.82)	$(3.24)	$(4.78)	$(3.00)	$(1.98)
Weighted average common shares outstanding, basic and diluted	16,901,826	13,483,467	11,057,040	6,762,985	4,944,184

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$122,327	$29,303	$62,070	$36,983	$28,445
Working capital	115,604	27,261	25,563	33,989	26,711
Total assets	128,017	33,479	64,537	39,801	31,082
Accumulated deficit	(306,633)	(242,089)	(198,391)	(140,491)	(120,205)
Total stockholders' equity	118,176	28,062	25,885	34,416	27,305

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

References in the following discussion to "we", "our", "us", "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific genetically defined subsets of cancer patients with unmet needs. Our clinical pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally-bioavailable, spectrum-selective kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer ("NSCLC") and other solid tumors. MGCD265 is in Phase 2 clinical development and MGCD516 is in Phase 1b clinical development. Mocetinostat is an orally-bioavailable, Class 1 selective histone deacetylase ("HDAC") inhibitor in Phase 2 clinical development in collaboration with MedImmune, the global biologics research and development arm of AstraZeneca PLC.

We believe that an increased understanding of the genomic factors that drive tumor cell growth can lead to the development of cancer drugs that target these genomic factors, resulting in increased efficacy while reducing side effects. We are leveraging this knowledge to develop targeted cancer therapies to address unmet needs in selected cancer patient populations. Our novel kinase inhibitors are intended to target specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. Our HDAC inhibitor, mocetinostat, acts through important epigenetic mechanisms the effects of which could potentially enhance the efficacy of immune checkpoint inhibitors when used in combination. We plan to identify additional opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug candidates.

We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. On May 8, 2013, we entered into a plan of arrangement with MethylGene, Inc. ("MethylGene Canada") pursuant to which MethylGene Canada became our wholly owned subsidiary and all of its shareholders became proportionate shareholders of ours.

Program Updates

MGCD265

In September 2015, we reported interim data from the ongoing MGCD265 Phase 1b dose expansion clinical trial disclosing that two of the four NSCLC patients who were then evaluable (having had at least two on-treatment scans) had confirmed partial responses ("PRs"), based upon Response Evaluation Criteria in Solid Tumors ("RECIST") criteria and two patients had tumor regressions that did not meet the RECIST threshold for a PR. Based upon these early signs of clinical efficacy we initiated a single-arm Phase 2 clinical trial for the treatment of NSCLC patients with genetic alternations in MET in December of 2015. Based on a meeting with the U.S. Food and Drug Administration, in the Phase 2 trial of MGCD265, if we observe a response rate that is significantly better than the response rate for currently approved second line therapy, we believe the trial could potentially serve as a registration enabling trial and qualify for submission for accelerated approval under U.S. Code of Federal Regulations 21 CFR Part 314, Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses).

We have applied for and received a proposed generic name for MGCD265. The proposed generic name is “glesatinib.” The proposed generic name will become final once it is published and a comment period expires, which we expect will occur in the first half of 2016.

MGCD516

MGCD516 is currently moving into the Phase 1b dose expansion clinical trial, having recently achieved the maximum tolerated dose. As a result, we have selected a dose for the dose expansion cohorts and have begun the process of initiating dose expansion cohorts in selected patients.

We have applied for and received a proposed generic name for MGCD516. The proposed generic name is “sitravatinib.” The proposed generic name will become final once it is published and a comment period expires, which we expect will occur in the first half of 2016.

Mocetinostat

We have completed several clinical trials with mocetinostat which enrolled more than 400 patients with a variety of advanced malignancies. We are in the process of completing Phase 2 trials in bladder cancer and NHL. In both the bladder cancer and NHL Phase 2 clinical trials patients were selected for inactivating mutations in two histone acetyl transferase genes (CREBBP and EP300) ("HATs"), using a next generation sequencing assay. Preclinical studies have shown that tumor cells carrying these HAT inactivating mutations are more sensitive to mocetinostat. At the present time we do not expect to undertake further clinical trials with mocetinostat as a single agent in bladder cancer or NHL.

Liquidity Overview

At December 31, 2015, we had $122.3 million of cash, cash equivalents and short-term investments compared to 29.3 million at December 31, 2014. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”

We have incurred losses in each year since our inception. Our net losses were $64.5 million, $43.7 million and $52.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $306.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

Accrued Research and Development Expenses

We accrue and expense clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with Clinical Research Organizations ("CROs") and clinical trial sites. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

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

Share-Based Compensation

We measure and recognize compensation expense for share-based payments based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option- pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated financial statements. These assumptions include the historical volatility of our stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method. If any of the assumptions used in our calculation change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as CROs and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	costs for allocated facilities and depreciation of equipment.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the year ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Research and development expenses	$48,959	$26,071	$22,888
General and administrative expenses	15,755	12,699	3,056
Restructuring costs	—	334	(334)
Other income/(expense), net	170	(77)	247
Change in fair value of warrant liability	—	(4,517)	4,517

Research and Development Expenses

Our research and development efforts during the years ended December 31, 2015 and 2014 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor program, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Third-party development expense:
MGCD265	$21,699	$7,273	$14,426
MGCD516	3,250	2,932	318
Mocetinostat	5,371	4,507	864
MGCD 290*	—	123	(123)
Total third-party development expense	30,320	14,835	15,485
Internal research and development expense	18,639	11,236	7,403
Research and development expense	48,959	26,071	22,888
*Development of MGCD290 ceased in early 2013

Research and development expenses for the year ended December 31, 2015 were $49.0 million compared to $26.1 million during the year ended December 31, 2014. The increase of $22.9 million for the year ended December 31, 2015 primarily relates to an increase in third-party development expense of $15.5 million and an increase of internal research and development expense of $7.4 million. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trials including an increase in related manufacturing expenses, primarily for MGCD265 which is currently in Phase 2, and to a lesser extent mocetinostat. The increase in our internal research and development expense, which includes employee salaries and related expense, facilities expense and early discovery costs, is due to an increase in salaries and related expense, which is driven by an increase in research and development employees during the year ended December 31, 2015, increased costs associated with our early discovery efforts and increased data management costs. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $15.8 million compared to $12.7 million for the same period in 2014. The increase of $3.1 million for the year ended December 31, 2015 is primarily the result of increased share-based compensation expenses and increased salaries and related expenses due to increased headcount in 2015.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2015 consisted primarily of interest income of $0.2 million. Other income (expense), net for the year ended December 31, 2014 was expense of $0.1 million primarily due to the impact of foreign exchange losses partially offset by interest income.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability represents expense or income associated with fair value adjustments to the warrant liability recorded during the period. During the year ended December 31, 2014, we recorded expense of $4.5 million associated with the change in fair value of warrant liability. During the second half of 2014, we amended all of the outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment dates and revaluations of fair value are no longer required.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2014	2013
Research and development, net	$26,071	$19,797	$6,274
General and administrative	12,699	11,177	1,522
Restructuring costs	334	1,025	(691)
Other income (expense), net	(77)	(1,084)	1,007
Change in fair value of warrant liability	(4,517)	(19,799)	15,282

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
*Development of MGCD290 ceased in early 2013

Research and development expenses for the year ended December 31, 2014 were $26.1 million compared to $19.8 million during the year ended December 31, 2013. The increase of $6.3 million for the year ended December 31, 2014 primarily related to an increase in third-party development expense of $1.5 million, an increase of internal research and development expense of $3.9 million and the absence of investment tax credits ("ITCs"), of $0.8 million during 2014. The increase in third-party development expense related to an increase in expenses associated with our ongoing clinical trials for our oncology candidates, MGCD265, MGCD516 and mocetinostat and related manufacturing expenses. The increase in internal research and development expense, which includes employee salaries and related expense, facilities expense and early discovery costs, was due to an increase in salaries and related expense, which was largely due to increased share-based compensation expense. Prior to 2014, we were eligible to claim ITCs from a Canadian provincial tax authority due to our research and development operations performed within Canada. As a result of our relocation from Montreal, Canada to the United States, we were no longer eligible for these ITCs. The aforementioned increased costs were offset by a decrease in costs for MGCD290, which we are no longer developing internally, and the absence of costs incurred in 2013 associated with management changes made during 2013.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $12.7 million compared to $11.2 million for the same period in 2013. The increase of $1.5 million for the year ended December 31, 2014 was the result of an increase in salaries and related expense (which is primarily the result of higher stock based compensation costs), increased legal and consulting costs and increased costs for accounting, tax and insurance. These increased costs largely reflected our status as a U.S. public company. Partially offsetting these increases were one-time costs incurred in 2013 associated with the corporate restructuring and listing of our shares of common stock on The NASDAQ Capital Market.

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

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability represented expense or income associated with fair value adjustments to the warrant liability recorded during the period. During the year ended December 31, 2014 and 2013, we recorded expense of $4.5 million and $19.8 million, respectively, associated with the change in fair value of warrant liability. During the third and fourth quarters of 2014, we amended all of the outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date and revaluations of fair value were no longer required.

Other Income (Expense), Net

Other income (expense), net consisted primarily of interest income and foreign exchange gains and losses. Other income (expense), net for the year ended December 31, 2014 and 2013 was expense of $0.1 million and $1.1 million, respectively. The decrease in expense primarily reflects the impact of foreign exchange rates as we operated in U.S. dollars throughout the year ended December 31, 2014.

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

At December 31, 2015, we had $122.3 million of cash, cash equivalents and short-term investments compared to $29.3 million at December 31, 2014. In February 2015, we completed a public offering of 2.6 million shares of our common stock for net proceeds of approximately $48.4 million. Subsequently, in September 2015, we completed an additional public offering of 2.3 million shares of our common stock for net proceeds of approximately $94.9 million.

Based on our current and anticipated level of operations, we believe that our operating cash flows and cash on hand will be sufficient to meet our anticipated obligations for at least the next twelve months. To fund future operations we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	(50,714)	(32,748)	(29,455)
Net cash provided by (used in) investing activities	(50,753)	24,219	(29,470)
Net cash provided by financing activities	144,367	887	54,757
Increase (decrease) in cash	42,900	(7,642)	(4,168)

Net cash used in operating activities

Net cash used for operating activities was $50.7 million, $32.7 million and $29.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash used in operating activities during 2015 primarily related to our net losses of $64.5 million, adjusted for non-cash items such as share-based compensation expense of $10.3 million, amortization of premium on investments of $0.3 million, and net cash inflows from a change in our operating assets and liabilities of $3.0 million. Cash used in operating activities during 2014 primarily related to our of net losses of $43.7 million, adjusted for non-cash items such as the share-based compensation expense of $7.1 million, change in fair value of warrant liability of $4.5 million, amortization of premium on investment of $0.5 million and net cash outflows from a change in our operating assets and liabilities of $1.4 million. Cash used in operating activities during 2013 primarily related to our of net losses of $52.9 million, adjusted for non-cash items such as the change in fair value of warrant liability of $19.8 million, change in fair value adjustment of share-based compensation liability of $1.4 million, shared-based compensation expense of $1.8 million, and net cash inflows from a change in our operating assets and liabilities of $0.3 million.

Net cash (used in) provided by investing activities

Investing activities used cash of $50.8 million and $29.5 million for the years ended December 31, 2015 and 2013, respectively and provided cash of $24.2 million for the year ended December 31, 2014. The net cash used by investing activities during the year ended December 31, 2015 is primarily as a result of increased purchases of short-term investments due to our February and September 2015 public offerings of common stock partially offset by disposals and maturities of short-term investments. The net cash provided by investing activities during 2014 was primarily due to disposal and maturities of short-term investments offset by purchases of short-term investments. The net cash used by investing activities during 2013 was primarily due to purchase of short-term investments, offset by disposal and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $144.4 million, $0.9 million and $54.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided by financing activities for the year ended December 31, 2015 consists of net proceeds from the issuance of common stock from our February 2015 and September 2015 public offerings of common stock of $143.3 million, proceeds from exercise of common stock options and warrants of $0.6 million and proceeds from stock issuances under the employee stock purchase plan of $0.5 million. Net cash provided by financing activities during 2014 consisted of proceeds from exercise of common stock options and warrants of $0.9 million. Net cash provided by financing activities during 2013 consisted primarily of issuance of common stock, net of issuance costs, of $54.2 million and proceeds from exercise of common stock options and warrants of $0.6 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2015 that will affect our future liquidity (in thousands):

	Total	Less Than 1 year	1 -3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations(1)	$627	$296	$331	$—	$—
Total Contractual Obligations	$627	$296	$331	$—	$—
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

Off-Balance Sheet Arrangements

During the years ended December 31, 2015 and 2014, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the consolidated financial statements included in this Form 10-K for the year ended December 31, 2015 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

    This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Recently Adopted Accounting Pronouncements

See “Notes to Financial Statements-Note 3-Recent Accounting Pronouncements” of our annual financial statements.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

            The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2016 annual meeting of stockholders. The information required by this item with respect to executive officers appears under Part I of this annual report on Form 10-K under the caption "Business-Executive Officers and Directors."

Item 11.     Executive Compensation

            The information required by this item is incorporated by reference to the information under the captions "Non-Employee Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2016 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

            The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2016 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Certain Relationships and Related Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2016 annual meeting of stockholders.

Item 14.     Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to the information under the caption contained in "Ratification of Selection of Independent Registered Public Accounting Firm" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2016 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mirati Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirati Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, CA
March 9, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mirati Therapeutics, Inc.
We have audited the consolidated balance sheet of Mirati Therapeutics, Inc. as of December 31, 2013, and the accompanying related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirati Therapeutics, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Montreal, Canada	/s/Ernst & Young LLP(1)
March 17, 2014
________________________
(1)CPA auditor, CA, public accountancy permit no. A120254

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$49,493	$6,593
Short-term investments	72,834	22,710
Other current assets	3,075	3,354
Total current assets	125,402	32,657
Property and equipment, net	614	496
Other long-term assets	2,001	326
Total assets	$128,017	$33,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,798	$5,396
Total current liabilities	9,798	5,396
Other liability	43	21
Total liabilities	9,841	5,417
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 19,282,935 and 13,566,726 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	19	14
Additional paid-in capital	415,232	260,616
Accumulated other comprehensive income	9,558	9,521
Accumulated deficit	(306,633)	(242,089)
Total stockholders' equity	118,176	28,062
Total liabilities and stockholders' equity	$128,017	$33,479

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Expenses
Research and development	$48,959	$26,071	$19,797
General and administrative	15,755	12,699	11,177
Restructuring costs	—	334	1,025
Total operating expenses	64,714	39,104	31,999
Loss from operations	(64,714)	(39,104)	(31,999)
Other income (expense), net	170	(77)	(1,084)
Change in fair value of warrant liability	—	(4,517)	(19,799)
Loss before income taxes	(64,544)	(43,698)	(52,882)
Income tax benefit	—	—	23
Net loss	$(64,544)	$(43,698)	$(52,859)
Unrealized gain (loss) on available-for-sale investments	$37	$14	$(13)
Comprehensive loss	$(64,507)	$(43,684)	$(52,872)
Basic and diluted net loss per share	$(3.82)	$(3.24)	$(4.78)
Weighted average common shares outstanding, basic and diluted	16,901,826	13,483,467	11,057,040

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Common Stock Warrants	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2013	9,957,725	$10	$11,153	$154,224	$9,520	$(140,491)	$34,416
Net loss for the year	—	—	—	—	—	(52,859)	(52,859)
Share-based compensation expense	—	—	—	1,823	—	—	1,823
Reclassification of warrants	—	—	(11,153)	—	—	(5,041)	(16,194)
Reclassification of stock option liability	—	—	—	1,369	—	—	1,369
Issuance of common stock, net of costs	3,337,500	3	—	54,193	—	—	54,196
Exercise of options for cash	40,534	—	—	540	—	—	540
Exercise of warrants for cash	2,896	—	—	21	—	—	21
Net exercise of warrants	108,321	—	—	2,586	—	—	2,586
Unrealized loss on investments	—	—	—	—	(13)	—	(13)
Balance at December 31, 2013	13,446,976	$13	$—	$214,756	$9,507	$(198,391)	$25,885
Net loss for the year	—	—	—	—	—	(43,698)	(43,698)
Share-based compensation expense	—	—	—	7,050	—	—	7,050
Reclassification of warrants from liability	—	—	—	36,931	—	—	36,931
Exercise of options for cash	76,224	1	—	886	—	—	887
Net exercise of warrants	43,526	—	—	993	—	—	993
Unrealized gain on investments	—	—	—	—	14	—	14
Balance at December 31, 2014	13,566,726	$14	$—	$260,616	$9,521	$(242,089)	$28,062
Net loss for the year	—	—	—	—	—	(64,544)	(64,544)
Share-based compensation expense	—	—	—	10,254	—	—	10,254
Issuance of common stock, net of costs	4,837,500	4	—	143,289	—	—	143,293
Issuance of common stock from ESPP purchase	32,645	—	—	522	—	—	522
Exercise of options for cash	36,566	—	—	552	—	—	552
Net exercise of warrants	809,498	1	—	(1)	—	—	—
Unrealized gain on investments	—	—	—	—	37	—	37
Balance at December 31, 2015	19,282,935	$19	$—	$415,232	$9,558	$(306,633)	$118,176

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(64,544)	$(43,698)	$(52,859)
Non-cash adjustments reconciling net loss to operating cash flows
Depreciation of property and equipment	212	199	171
Amortization of premium on investments	337	534	—
Share-based compensation expense	10,254	7,050	1,823
Loss on disposal of property and equipment	—	—	40
Change in lease incentive liability	—	—	(70)
Change in fair value of warrant liability	—	4,517	19,799
Change in fair value adjustment of share-based compensation liability	—	—	1,369
Change in restructuring costs	—	13	—
Changes in operating assets and liabilities
Other current assets	279	(1,209)	340
Other long-term assets	(1,675)	(326)	—
Accounts payable and accrued liabilities	4,370	151	(68)
Other current and long term liabilities	53	21	—
Cash flows used in operating activities	(50,714)	(32,748)	(29,455)
Investing activities:
Purchases of short-term investments	(104,954)	(10,468)	(68,408)
Disposal and maturities of short-term investments	54,530	35,073	39,138
Purchases of property and equipment	(329)	(386)	(204)
Proceeds from disposal of property and equipment	—	—	4
Cash flows (used in) provided by investing activities	(50,753)	24,219	(29,470)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	143,293	—	54,196
Proceeds from issuance under employee stock purchase plan	522	—	—
Proceeds from exercise of common stock options and warrants	552	887	561
Cash flows provided by financing activities	144,367	887	54,757
Increase (decrease) in cash and cash equivalents	42,900	(7,642)	(4,168)
Cash and cash equivalents, beginning of year	6,593	14,235	18,403
Cash and cash equivalents, end of year	$49,493	$6,593	$14,235

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—	$35
Net exercise of warrants	—	993	2,586

See accompanying notes

Mirati Therapeutics, Inc.
Notes to Consolidated Financial Statements
December 31, 2015

1.	Description of Business
Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific genetically defined and selected subsets of cancer patients with unmet needs.

The Company's common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol "MRTX." The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. ("MethylGene"). MethylGene’s common stock was listed on the Toronto Stock Exchange from June 29, 2004 until July 26, 2013 under the ticker symbol "MYG." The Company also has an indirect, wholly-owned subsidiary, MethylGene US Inc., which was incorporated in Princeton, New Jersey on December 20, 2011 and started business activity in 2012. MethylGene US Inc. ceased operations effective January 1, 2014. During the first half of 2013, the Company conducted the majority of its operations through MethylGene and MethylGene US Inc. As a result of the arrangement agreement discussed in Note 2 under the heading "Basis of Presentation," Mirati became the parent company in June 2013 and primary operating company during the last half of 2013. Refer to Note 2 for further discussion of the Company’s corporate structure.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, MethylGene and MethylGene US Inc. All significant inter-company transactions, balances and expenses have been eliminated upon consolidation.

Mirati was incorporated under the laws of the State of Delaware on April 29, 2013. On May 8, 2013, the Company's Board of Directors approved and the Company entered into an arrangement agreement with MethylGene. Upon completion of the Arrangement, MethylGene became the Company's wholly-owned subsidiary.

These consolidated financial statements are presented in United States ("U.S.") Dollars, which effective January 1, 2013, is also the functional currency of the Company.

Use of Estimates

The preparation of the Company's audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Foreign Currency Transactions

Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at the period-end rates of exchange. Non-monetary assets and liabilities are translated at the historical exchange rates. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognized net foreign exchange losses of $0.1 million, $0.2 million, and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charges for the year ended December 31, 2015 and immaterial impairment charges related to property and equipment for the years ended December 31, 2014 and 2013.

Reclassification of Warrants

In 2011 and 2012, MethylGene issued common stock warrants in connection with the issuance of common stock through private placements (the "2011 Warrants" and the "2012 Warrants"). The exercise prices of the 2011 and 2012 Warrants were denominated in Canadian dollars. Upon the issuance of the 2011 and 2012 Warrants, the net proceeds were allocated to common stock and warrants based on their relative fair values, and the fair value of the issued common stock warrants was calculated utilizing the Black-Scholes option-pricing model. The allocated fair value was then recorded as warrants within stockholders’ equity on the consolidated balance sheet.

Effective January 1, 2013, the Company changed its functional currency which changed how the 2011 and 2012 warrants were accounted for as they continued to have exercise prices denominated in Canadian dollars. Upon the change in functional currency, the warrants were classified as a current liability and a warrant liability of $16.2 million which represented the fair market value of the warrants at that date in accordance with accounting standards. The initial fair value recorded as warrants within stockholders’ equity of $11.2 million was reversed. The change in fair value related to periods prior to January 1, 2013 of $5.0 million was recorded as an adjustment to accumulated deficit. At each reporting period subsequent to January 1, 2013, the fair value of the warrant liability was recalculated and any corresponding increase or decrease to the warrant liability was recorded as change in fair value of warrant liability on the consolidated statement of operations and comprehensive loss. The estimated fair value was determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. During the second half of 2014, the Company amended all of its outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the amended warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date, and as of the amendment date, revaluations of fair value are no longer required.

For the year ended December 31, 2015 the company recorded no warrant valuation expense. For the years ended December 31, 2014 and 2013, the Company recorded warrant valuation expense of $4.5 million and $19.8 million, respectively, which is reported as change in fair value of warrant liability in the condensed consolidated statement of operations and comprehensive loss.

Reclassification of Share-Based Compensation Liability

The Company granted stock options denominated in Canadian dollars under its 1997 Equity Plan to Canadian and U.S. employees and directors until July 26, 2013. Following the delisting of the Company’s shares from the Toronto Stock Exchange, the options denominated in Canadian dollars that were granted to U.S.-based employees and U.S.-based directors were subject to liability accounting ("liability options") with fair value calculated using the Black-Scholes option-pricing model. The Company revalued the liability options as of July 26, 2013 and recorded a share-based compensation liability of $1.1 million with a corresponding reduction of additional paid-in capital.

At each reporting period subsequent to July 26, 2013, the Company adjusted the fair value of the liability options and any corresponding increase or decrease to the liability was recorded as either a reduction of additional paid in capital or as stock compensation expense on the consolidated statement of operations and comprehensive loss, as appropriate. During the year ended December 31, 2013 these fair value adjustments resulted in an increase to additional paid in capital of $0.3 million and total stock compensation expense of $1.4 million. Effective November 30, 2013 the Company amended the agreements underlying the liability options such that the exercise price was converted from Canadian dollars to the equivalent U.S. dollar exercise price by applying the exchange rate for the conversion of Canadian dollars into U.S. dollars based on the Bank of Canada’s noon buying rate for one U.S. dollar on the date the option was granted. The fair value of the liability options as of November 30, 2013 was $2.2 million and was reclassified from share-based compensation liability to additional paid-in capital.

Share-Based Compensation

We measure and recognize compensation expense for share-based payments based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option- pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated financial statements. These assumptions include the historical volatility of our stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method. If any of the assumptions used in our calculation change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

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

Investment Tax Credits

The Company's accounts include claims for investment tax credits ("ITCs") relating to scientific research and experimental development activities of the Company. The qualification and recording of these activities for investment tax credit purposes are established by the Canadian federal and Provincial Tax Acts and are subject to audit by the taxation authorities. Refundable ITCs are reflected as reductions of expenses or reductions of the cost of the assets to which they relate when there is reasonable assurance that the assistance will be received and all conditions have been complied with. The non-refundable ITCs are carried forward for a time and will be recognized when it is more likely than not that the Company will become subject to Canadian federal taxes, at which time, said ITCs are applied as a reduction of tax expense. As operations in Canada ceased in early 2014, there were no new investment tax credits earned for the year ended December 31, 2015 or 2014.

Research and Development Expenses

Research and development expenditures are charged to net loss in the period in which they are incurred and are comprised of the following types of costs incurred in performing research and development activities: clinical trial and related clinical manufacturing costs, salaries and benefits including share-based compensation expense, allocated overhead and occupancy costs, contract services, license fees paid in connection with our early discovery efforts and data management costs.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$757	$757	$—	$—
Money market funds	18,875	18,875	—	—
Corporate debt securities	6,749	—	6,749	—
Commercial paper	22,994		22,994
Total cash and cash equivalents	49,375	19,632	29,743	—

Short-term investments:
Corporate debt securities	27,622	—	27,622	—
Commercial paper	45,212	—	45,212	—
Total short-term investments	72,834	—	72,834	—

Total	$122,209	$19,632	$102,577	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,025	$1,025	$—	$—
Money market funds	3,565	3,565	—	—
Corporate debt securities	2,003	—	2,003	—
Total cash and cash equivalents	6,593	4,590	2,003	—

Short-term investments:
Corporate debt securities	21,210	—	21,210	—
Commercial paper	1,500	—	1,500	—
Total short-term investments	22,710	—	22,710	—

Total	$29,303	$4,590	$24,713	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2015 and December 31, 2014. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels for the years ended December 31, 2015 and 2014.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Year ended
	December 31,
	2015	2014	2013
Common stock options	582,662	253,595	495
Common stock warrants	1,546,201	1,515,445	644,426
Total	2,128,863	1,769,040	644,921

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

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted, and the new guidance is and may be applied either prospectively or retrospectively. We have adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption.

4. Investments

The following tables summarize our short-term investments (in thousands):

		As of December 31, 2015
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$27,644	$—	$(22)	$27,622
Commercial paper	1 year or less	45,158	54	—	45,212
		$72,802	$54	$(22)	$72,834

		As of December 31, 2014
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$21,208	$3	$(1)	$21,210
Commercial paper	1 year or less	1,500	—	—	1,500
		$22,708	$3	$(1)	$22,710

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2015, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

5. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$2,287	$1,827
Refundable research and development tax credits	—	809
Deposits and other receivables	551	622
Interest receivables	237	96
	$3,075	$3,354

The other long-term assets balance as of December 31, 2015 consists of $2.0 million in deposits paid in conjunction with the Company's research and development activities compared to $0.3 million as of December 31, 2014.

6. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Computer equipment	$329	$329
Office and other equipment	256	56
Laboratory equipment	425	346
Leasehold improvements	51	—
Gross property and equipment	1,061	731
Less: Accumulated depreciation	(447)	(235)
Net property and equipment	$614	$496
The Company incurred depreciation expense of $0.2 million during the years ended December 31, 2015, 2014 and 2013.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$2,104	$1,655
Accrued expenses	5,311	2,327
Accrued compensation and benefits	2,352	1,414
Other current liabilities	31	—
	$9,798	$5,396

8. Stockholders' Equity

Common Stock

The following shares were reserved for future issuance:

December 31,
2015
Common stock options outstanding and available for future grant	3,354,541
Warrants to purchase common stock	1,428,383
Employee Stock Purchase Plan	267,355
5,050,279

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

Warrants

The Company issued warrants in connection with private placements of common stock in April 2011 and November 2012. As of December 31, 2015 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
April 4, 2011	April 4, 2016	$6.74	733,000
November 21, 2012	November 21, 2017	$7.86	695,383
			1,428,383

During the years ended December 31, 2015 and 2014, warrants for 1,037,330 and 73,964 shares of the Company's common stock were exercised via cashless exercises and the Company issued a total of 809,498 and 43,526 shares of common stock, respectively.

9. Share-Based Compensation

Equity Incentive Plan

The Company has in place a stock option plan (the "Stock Option Plan") for the benefit of employees, directors, officers and consultants of the Company. In May 2013 our Board of Directors adopted the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by our stockholders in connection with the Arrangement. The 2013 Plan is a continuation of and successor to the Stock Option Plan and no further grants will be made under the Stock Option Plan. As of December 31, 2015, there were approximately 1.4 million stock options available to be issued.

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

The following table summarizes our stock option activity and related information for the year ended December 31, 2015:

	Number of options	Weighted average exercise price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2014	1,454,860	$14.00
Granted	525,091	$24.21
Exercised	(36,566)	$14.91
Canceled/forfeited	(10,505)	$24.35
Balance outstanding as of December 31, 2015	1,932,880	$16.71	7.1	$28.93
Options exercisable at December 31, 2015	861,598	$13.82	6.1	$15.32
Options vested and expected to vest at December 31, 2015	1,932,880	$16.71	7.1	$28.93

The total intrinsic value of stock options exercised was $0.6 million for the years ended December 31, 2015 and 2014. The Company received total cash of $0.6 million, $0.9 million and $0.5 million for the exercise of options for the years ended December 31, 2015, 2014 and 2013. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $6.5 million, $3.0 million and $2.0 million respectively. Upon option exercise, the Company issues new shares of our common stock.

Total share-based compensation expense by operating statement classification is presented below (in thousands):

	Year ended December 31,
	2015	2014	2013
Research and development expense	$3,669	$2,565	$245
General and administrative expense	6,585	4,485	2,947
	$10,254	$7,050	$3,192

For the years ended December 31, 2015, 2014 and 2013, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average estimated fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5%	2.1%	2.0%
Dividend yield	—%	—%	—%
Volatility factor	104.3%	113.0%	112.9%
Expected term (in years)	6.0	6.7	7.0
Weighted average estimated fair value per share	$19.44	$16.09	$9.75

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

Expected Term - The expected term represents the weighted average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. The Company believes this methodology is appropriate given the Company's limited history as a U.S. public company.

The total compensation cost not yet recognized as of December 31, 2015 related to non-vested option awards was $7.0 million which will be recognized over a weighted-average period of 1.1 years.

2013 Employee Stock Purchase Plan

In May 2013, the Company's Board of Directors adopted the ESPP. The ESPP was approved by the Company's stockholders in connection with the Arrangement. In December 2014, the ESPP became effective and the first purchase period began. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than six months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. As of December 31, 2015, 32,645 shares have been issued out of the plan.

10. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the "Plan") for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company matches up to 4% of an employee's contributions, subject to a limit of $2,500 per year. Expense associated with the Company's matching contribution totaled $0.1 million for the years ended December 31, 2015 and 2014. No significant expense was incurred during the year ended December 31, 2013.

11. Income Taxes

The Company's provision for income tax benefit was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$(23)
State	—	—	—
Canada	—	—	—
Total current tax benefit	$—	$—	$(23)

The differences between the effective income tax rate and the statutory tax rates during the years ended 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss before tax	$(64,544)	$(43,698)	$(52,882)
Statutory combined US federal and state tax rate	34.00%	39.83%	39.83%
Statutory federal and state taxes	(21,945)	(17,405)	(21,063)
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	22,350	12,273	8,537
Non-deductible share-based compensation	923	930	1,085
Non-deductible warrant expenses for tax purposes	—	1,799	8,403
Tax credits	(1,814)	(180)	(96)
Share issue costs - temporary difference	(184)	(184)	(184)
Share issue costs - permanent difference	—	—	206
Differential in income tax rates of foreign subsidiary	31	3,047	3,059
Other differences	639	(280)	30
Income tax benefit	$—	$—	$(23)

Deferred Tax

The following table summarizes the significant components of our deferred tax assets (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Tangible and intangible depreciable assets	$199	$185
Stock compensation	4,429	2,360
Manufactured drug product inventory to be used in research	—	1,425
Provisions	725	554
Financing fees	78	261
Net operating loss carry forwards	42,864	23,243
Capital loss carryforward	102	—
Scientific research and experimental development expenditures	5,552	5,715
Research and development tax credits	2,411	266
Total gross deferred tax assets	56,360	34,009
Less valuation allowance	(56,360)	(34,009)
Net deferred tax assets	$—	$—

Total valuation allowance increased by $22.4 million for the year ended December 31, 2015. The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2015 due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2015.

For Canadian federal income tax purposes, the Company's Canadian federal scientific research and experimental development expenditures amounted to $19.9 million, $20.1 million and $20.7 million at December 31, 2015, 2014 and 2013, respectively and for provincial income tax purposes amounted to $21.6 million, $22.7 million and $22.4 million at December 31, 2015, 2014 and 2013, respectively. As operations in Canada ceased during 2014, the expenditures incurred for the year ended December 31, 2015 and 2014 were much lower than previous years. These expenditures are available to reduce future taxable income and have an unlimited carry forward period. Scientific research and development expenditures are subject to verification by the taxation authorities, and accordingly, these amounts may vary by a material amount. In addition, the Company has research and development tax credit carryforwards for U.S. federal and state income tax purposes as of December 31, 2015 of $2.2 million and $1.4 million, respectively. The federal credits will begin to expire in 2034 unless utilized and the state credits have an indefinite life.

The Company also has accumulated share issue expenses that have not been deducted for income tax purposes amounting to approximately $0.3 million, $1.0 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The benefits of these expenses have not been recognized in the financial statements.

At December 31, 2015, the Company's net operating loss carry forwards ("NOLs") for U.S. federal and state income taxes were $63.9 million and $24.4 million, respectively and the Company's NOLs for Canadian federal and provincial income tax purposes were $78.4 million and $77.8 million, respectively.

The NOLs are available to offset future taxable income from both U.S. federal and state tax sources, as well as Canadian federal and provincial tax sources and the tax benefits of which have not been recognized in the consolidated financial statements. The NOLs expire as follows (in thousands):

	US		Canada
	Federal	State	Federal	Provincial
Expires in:
2030	$—	$—	$5,907	$5,985
2031	—	—	7,059	7,066
2032	—	—	13,312	12,433
2033	3,236	2,286	18,623	19,385
2034	7,276	22,162	32,401	31,809
2035	53,341	—	1,117	1,116
	$63,853	$24,448	$78,419	$77,794

The future utilization of the US federal and state NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "Act") limits a company's ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act. The Canadian Federal and Provincial Tax Acts maintain similar rules in the case of acquisition of control.

The Company files income tax returns in the U.S. (federal and state) and Canada (federal and provincial). The Company’s U.S. operations have not been audited for any open taxation years. The Company has experienced losses for U.S. tax purposes and therefore, the taxation authorities may review any loss year, if and when the losses are utilized.

For Canadian tax purposes, the Company remains subject to federal audit for the December 31, 2011 and subsequent taxation years and to provincial for the December 31, 2010 and subsequent taxation years. Where taxation years remain open, the Company considers it reasonably possible that issues may be raised or tax positions agreed to with the taxation authorities, which may result in increases or decreases of the balance of non-refundable ITCs and NOLs. However, an estimate of such increases and decreases cannot be currently made.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	Federal			Provincial/State
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Unrecognized tax positions, beginning of year	$42	$35	$43	$18	$6	$2
Gross increase — current period tax positions	445	35	—	259	12	—
Gross decrease — prior period tax positions	(4)	(28)	(13)	(3)	—	—
Gross increase — prior period tax positions	26	—	5	2,000	—	4
Unrecognized tax positions, end of year	$509	$42	$35	$2,274	$18	$6

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties on tax matters as of December 31, 2015 and 2014 and the Company had no ongoing tax audits as of December 31, 2015.

12. Investment Tax Credits
The Company is eligible to claim Canadian federal and provincial ITCs for eligible scientific research and development expenditures. The Company records ITCs based on management's best estimates of the amount to be recovered and ITCs claimed are subject to audit by the taxation authorities and accordingly, may vary by a material amount.

The Company recorded provincial refundable ITCs as a reduction of research and development expenditures of $0.9 million for the year ended December 31, 2013. The Company did not record provincial refundable ITCs as a reduction of research and development expenditures for the year ended December 31, 2015 or 2014 as the primary operations of the Company were moved from Canada to San Diego, California in early 2014.

The Company's non-refundable Canadian federal ITCs as of December 31, 2015 are $3.9 million and relate to scientific research and development expenditures, which may be utilized to reduce Canadian federal income taxes payable in future years. The benefits of the non-refundable Canadian federal ITCs have not been recognized in the financial statements and will be recorded as reduction of tax expense when realized.

The non-refundable investment tax credits expire as follows (in thousands):

FEDERAL ITC
Expires in:
2030	$764
2031	1,000
2032	1,125
2033	1,018
$3,907

13. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for approximately 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in phases, 2,300 square feet of space which commenced on July 1, 2014 at an initial monthly rent of $5,900 per month and 15,600 square feet of space which commenced on March 27, 2015 at an initial monthly rent of $18,200 per month. The leased property is subject to a 3% annual rent increase following availability that result in the Company recording deferred rent over the term of the lease. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The lease will expire on January 31, 2018. Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2016	$296
2017	305
2018	26
Thereafter	—
Total minimum lease payments	$627

Total lease expense for the year ended December 31, 2015 was $0.6 million. The lease expense during the years ended December 31, 2014 and 2013 was $0.4 million.

14. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2015 and 2014 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
	3/31/15	6/30/15	9/30/15	12/31/15	December 31, 2015
Operating Loss	$(11,986)	$(15,516)	$(18,724)	$(18,488)	$(64,714)
Net loss	(11,940)	(15,446)	(18,741)	(18,417)	(64,544)
Per common share:
Loss per share, basic (1)	$(0.77)	$(0.95)	$(1.11)	$(0.96)	$(3.82)
Loss per share, diluted (1)	(0.77)	(0.95)	(1.11)	(0.96)	(3.82)

	Three Months Ended				Year Ended
	3/31/14	6/30/14	9/30/14	12/31/14	December 31, 2014
Operating Loss	$(7,979)	$(10,134)	$(10,548)	$(10,443)	$(39,104)
Net loss	(13,656)	(11,038)	(8,617)	(10,387)	(43,698)
Per common share:
Loss per share, basic (1)	$(1.01)	$(0.82)	$(0.64)	$(0.77)	$(3.24)
Loss per share, diluted (1)	(1.01)	(0.82)	(0.72)	(0.77)	(3.24)

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: March 9, 2016	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: March 9, 2016	by:	/s/ Mark J. Gergen
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

Signature	Title	Date
/S/ CHARLES M. BAUM	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
Charles M. Baum, M.D., Ph.D.

/S/ MARK J. GERGEN	Executive Vice President, Chief Operations Officer (Principal Financial Officer)	March 9, 2016
Mark J. Gergen

/S/ JAMIE A. DONADIO	Vice President, Finance (Principal Accounting Officer)	March 9, 2016
Jamie A. Donadio

/S/ RODNEY LAPPE	Chairman of the Board	March 9, 2016
Rodney Lappe, Ph.D.

/S/ MICHAEL GREY	Director	March 9, 2016
Michael Grey

/S/ HENRY J. FUCHS	Director	March 9, 2016
Henry J. Fuchs, M.D.

/S/ CRAIG JOHNSON	Director	March 9, 2016
Craig Johnson

/S/ WILLIAM R. RINGO	Director	March 9, 2016
William R. Ringo

INDEX TO EXHIBITS

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
4.1	Form of Common Stock Certificate.(2)
10.1	Form of Securities Purchase Agreement relating to the 2011 private placement.(1)
10.2	Form of Securities Purchase Agreement relating to the 2012 private placement.(1)
10.3	Form of Warrant Certificate issued in connection with the 2011 private placement.(1)
10.4	Form of Warrant Certificate issued in connection with the 2012 private placement.(1)
10.5+	Amended and Restated Incentive Stock Option Plan.(1)
10.6+	Form of 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.(1)
10.7+	Form of 2013 Employee Stock Purchase Plan.(1)
10.8*	Collaboration and License Agreement, dated October 16, 2003, by and between MethylGene Inc. and Taiho Pharmaceutical Co. Ltd.(1)
10.9*	Amendment Number One to Collaboration and License Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd.(1)
10.10*	Letter Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd., relating to Collaboration and License Agreement dated October 16, 2003.(1)
10.11+	Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum.(1)
10.12+	Employment Agreement, dated February 15, 2013, by and between MethylGene Inc. and Mark J. Gergen.(1)
10.13+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum.(3)
10.14+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Mark J. Gergen.(3)
10.15	Sublease Agreement, dated May 28, 2013, by and between Amylin Pharmaceuticals, LLC and MethylGene US, Inc.(4)
10.16	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (6)
10.17+	Letter Agreement, dated August 30, 2013, by and between the Registrant and Dr. Isan Chen.(5)
10.18+	Letter Agreement, Dated May 20, 2013, by and between Methylgene Inc. and James Christensen(7)
10.19+	Form of Indemnity Agreement.(5)
10.20+	Amended and Restated Non-Employee Director Compensation Policy.
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm- US.
23.2	Consent of Independent Registered Public Accounting Firm- Canada.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on July 9, 2013.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 13, 2013.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-191544), filed with the Securities and Exchange Commission on October 3, 2013.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(7)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 9, 2015.