Form 10-Q
period 2016-03-31
Mirati Therapeutics, Inc.
filed 2016-05-05
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on May 2, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	19,906,776

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,555	$49,493
Short-term investments	73,114	72,834
Other current assets	2,232	3,075
Total current assets	109,901	125,402
Property and equipment, net	601	614
Other long-term assets	2,001	2,001
Total assets	$112,503	$128,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,816	$9,798
Total current liabilities	10,816	9,798
Other liability	34	43
Total liabilities	10,850	9,841
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,906,776 and 19,282,935 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	20	19
Additional paid-in capital	420,595	415,232
Accumulated other comprehensive income	9,585	9,558
Accumulated deficit	(328,547)	(306,633)
Total stockholders’ equity	101,653	118,176
Total liabilities and stockholders’ equity	$112,503	$128,017
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Expenses
Research and development	$17,988	$8,207
General and administrative	4,130	3,779
Total operating expenses	22,118	11,986
Loss from operations	(22,118)	(11,986)
Other income, net	204	46
Net loss	$(21,914)	$(11,940)
Unrealized gain on available-for-sale investments	$27	$5
Comprehensive loss	$(21,887)	$(11,935)
Basic and diluted net loss per share	$(1.13)	$(0.77)
Weighted average number of shares used in computing net loss per share, basic and diluted	19,380,840	15,453,534

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(21,914)	$(11,940)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	58	44
Amortization of premium on investments	14	99
Share-based compensation expense	3,038	2,316
Changes in operating assets and liabilities:
Other current assets	843	188
Accounts payable, accrued liabilities and other long-term liabilities	1,009	(482)
Cash flows used for operating activities	(16,952)	(9,775)
Investing activities:
Purchases of short-term investments	(21,797)	(35,979)
Maturities of short-term investments	21,530	4,880
Purchases of property and equipment	(45)	(18)
Cash flows used by investing activities	(312)	(31,117)
Financing activities:
Proceeds from sale of common stock, net	—	48,361
Proceeds from exercise of warrants and common stock options	2,326	245
Cash flows provided by financing activities	2,326	48,606
(Decrease) increase in cash and cash equivalents	(14,938)	7,714
Cash and cash equivalents, beginning of period	49,493	6,593
Cash and cash equivalents, end of period	$34,555	$14,307

Supplemental disclosures of non-cash investing activities:
Fixed asset additions included within accounts payable	$—	$197
See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

1. Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific genetic and epigenetic drivers of cancer in selected subsets of cancer patients with unmet needs.

The Company's common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol "MRTX." The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted.

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended March 31,
	2016	2015
Common stock options	438,457	381,286
Common stock warrants	888,331	1,701,889
Total	1,326,788	2,083,175

3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on it's consolidated financial position or results of operations upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance changes the accounting and simplifies various aspects of the accounting for share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur or based on an estimated number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact the standard will have on the Consolidated Financial Statements, but does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize most lease assets and lease liabilities on their balance sheets and record expenses on their income statements in a manner similar to current accounting. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Consolidated Financial Statements, but does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

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

4. Investments

The following tables summarize our short-term investments (dollars in thousands):

		As of March 31, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$26,018	$6	$—	$26,024
Commercial paper	1 year or less	47,037	53	—	47,090
		$73,055	$59	$—	$73,114

		As of December 31, 2015
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$27,644	$—	$(22)	$27,622
Commercial paper	1 year or less	45,158	54	—	45,212
		$72,802	$54	$(22)	$72,834

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2016, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,986	$3,986	$—	$—
Money market funds	30,569	30,569	—	—
Total cash and cash equivalents	34,555	34,555	—	—

Short-term investments:
Corporate debt securities	26,024	—	26,024	—
Commercial paper	47,090	—	47,090	—
Total short-term investments	73,114	—	73,114	—

Total	$107,669	$34,555	$73,114	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$757	$757	$—	$—
Money market funds	18,875	18,875	—	—
Corporate debt securities	6,749	—	6,749	—
Commercial paper	22,994	—	22,994	—
Total cash and cash equivalents	49,375	19,632	29,743	—

Short-term investments:
Corporate debt securities	27,622	—	27,622	—
Commercial paper	45,212	—	45,212	—
Total short-term investments	72,834	—	72,834	—

Total	$122,209	$19,632	$102,577	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2016 and December 31, 2015. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three months ended March 31, 2016 or the year ended December 31, 2015.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Prepaid expenses	$1,530	$2,287
Security deposits and other receivables	536	551
Interest receivable	166	237
	$2,232	$3,075

The other long-term assets balance consisted of $2.0 million in deposits paid in conjunction with the Company's research and development activities as of March 31, 2016 and December 31, 2015.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Computer equipment	$329	$329
Office and other equipment	301	256
Laboratory equipment	425	425
Leasehold improvements	51	51
Gross property and equipment	1,106	1,061
Less: Accumulated depreciation	(505)	(447)
Net property and equipment	$601	$614

The Company incurred immaterial depreciation expense for the three months ended March 31, 2016 and 2015.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Accounts payable	$3,236	$2,104
Accrued expenses	5,785	5,311
Accrued compensation and benefits	1,762	2,352
Other current liabilities	33	31
	$10,816	$9,798

9. Warrants

As of March 31, 2016 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
November 21, 2012	November 21, 2017	$7.86	695,383

During the three months ended March 31, 2016, warrants for 419,244 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million and the Company issued a total of 603,545 shares, of common stock. During the three months ended March 31, 2015, warrants for 13,274 shares of the Company's common stock were exercised via cashless exercises and the Company issued a total of 9,315 shares of common stock.

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

Year Ending December 31:
2016	$247
2017	305
2018	26
Total minimum lease payments	$578

11. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expense	$1,458	$808
General and administrative expense	1,580	1,508
	$3,038	$2,316

During the three months ended March 31, 2016 and 2015, 20,296 and 22,166 shares were issued pursuant to stock option exercises generating net proceeds of $0.2 million and $0.3 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission ("SEC").
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

Overview

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. We focus our development programs on drugs intended to treat specific genetic and epigenetic drivers of cancer in selected subsets of cancer patients with unmet needs. Our clinical pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. MGCD265 and MGCD516 are orally bio-available, spectrum-selective kinase inhibitors with distinct target profiles that are in development to treat patients with non-small cell lung cancer ("NSCLC") and other solid tumors. With MGCD265, which is in Phase 2 clinical development, we are targeting the MET and Axl receptor tyrosine kinase ("RTK") families. With MGCD516, which is in Phase 1b clinical development, we are targeting genetic alterations in the RET, DDR, Trk RTK families as well as the RTKs in CHR4q12 amplicons and those controlled by the tumor suppressor gene CBL mutations. Mocetinostat is an orally bio-available, Class 1 selective histone deacetylase ("HDAC") inhibitor in Phase 2 clinical development in combination with durvalumab, an anti-PD-L1 antibody under a collaboration with MedImmune, the global biologics research and development arm of AstraZeneca PLC, for the treatment of patients with NSCLC.

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

We have applied for and received a proposed generic name for MGCD265. The proposed generic name is “glesatinib.” The proposed generic name will become final once it is published and a comment period expires, which we expect will occur in the second half of 2016.

MGCD516

MGCD516 is currently in a Phase 1b dose expansion clinical trial, following establishment of the maximum tolerated dose. As a result, we have selected a dose for the dose expansion cohorts and have begun the process of initiating dose expansion cohorts in selected patients.

We have applied for and received a proposed generic name for MGCD516. The proposed generic name is “sitravatinib.” The proposed generic name will become final once it is published and a comment period expires, which we expect will occur in the second half of 2016.

Mocetinostat

In the second quarter of 2016 we plan to initiate a Phase 2 clinical trial to evaluate mocetinostat in combination with durvalumab, MedImmune’s anti-PD-L1 immune checkpoint inhibitor, in patients with NSCLC. By virtue of its specificity for Class 1 HDACs, mocetinostat showed a favorable effect on the immune system in preclinical studies. Mocetinostat may enhance the immune response to tumors by increasing PD-L1, certain co-stimulatory molecules, and HLA antigens on the tumor cells. Mocetinostat may also have a favorable effect on the immune system by decreasing T regulatory cells and myeloid derived suppressor cells. We believe that, overall, these effects on the immune system have the potential to enhance the efficacy of checkpoint inhibitors.

Liquidity Overview
At March 31, 2016, we had $107.7 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $21.9 million and $11.9 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $328.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015
The following table summarizes the significant items within our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	Increase
Research and development expenses	$17,988	$8,207	$9,781
General and administrative expenses	$4,130	$3,779	$351

Research and development expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations (“CROs”) and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	cost of allocated facilities and depreciation of equipment.

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

Our research and development efforts during the three months ended March 31, 2016 and 2015 were focused primarily on our oncology programs, including our two lead kinase programs, MGCD265 and MGCD516, and our HDAC inhibitor, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended March 31,		Increase
	2016	2015	(Decrease)
Third-party clinical development costs:
MGCD265	$9,276	$2,054	$7,222
MGCD516	961	400	561
Mocetinostat	1,198	1,916	(718)
Total third-party clinical development costs	11,435	4,370	7,065
Other research and development expenses, including early discovery costs	6,553	3,837	2,716
Research and development expense	$17,988	$8,207	$9,781
Research and development expenses for the three months ended March 31, 2016 were $18.0 million compared to $8.2 million during the three months ended March 31, 2015. The increase of $9.8 million for the three months ended March 31, 2016 primarily relates to an increase in third-party development expense of $7.1 million and an increase in other research and development expenses, including early discovery costs of $2.7 million. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trials, which includes increases in related manufacturing expenses, CRO service fees and investigator payments, primarily for MGCD265, which is currently in Phase 2. The increase in our internal research and development expense, which includes employee-related expenses and early discovery costs, was primarily due to an increase in compensation expense resulting from increased headcount in research and development functions during the three months ended March 31, 2016 compared to the same period of 2015, and increased costs associated with our early discovery efforts. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $4.1 million and $3.8 million, respectively. The increase of $0.3 million for the three months ended March 31, 2016 is primarily the result of an increase in employee-related expense, which was due primarily to an increase in general and administrative headcount during the three months ended March 31, 2016 compared to the same period of 2015.

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
At March 31, 2016, we had $107.7 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. In 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million.
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

Cash Flows for the Three Months Ended March 31, 2016 and 2015

Net cash used in operating activities

Cash used for operating activities for the three months ended March 31, 2016 was $17.0 million, compared to $9.8 million for the three months ended March 31, 2015, an increase of $7.2 million. The cash used by operating activities increased due to an increase in net loss for the three months ended March 31, 2016, slightly offset by a change in working capital.

Net cash used in investing activities

For the three months ended March 31, 2016 investing activities used cash of $0.3 million due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments. Investing activities for the three months ended March 31, 2015 used cash of $31.1 million as a result of increased purchases in short-term investments due to our February 2015 public offering of common stock of 2.6 million shares of our common stock.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $2.3 million and consists of proceeds from the exercise of stock options and warrants. Net cash provided by financing activities for the three months ended March 31, 2015 was $48.6 million and consisted of net proceeds from the issuance of common stock from our February 2015 public offering of common stock of $48.4 million and from the exercise of stock options of $0.2 million.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2016 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements

*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $18.0 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively. In 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended March 31, 2016 and 2015 was $21.9 million and $11.9 million, respectively. As of March 31, 2016, we had an accumulated deficit of $328.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. MGCD265 is currently in a Phase 2 clinical trial, mocetinostat is currently in the process of completing Phase 2 clinical trials and initiating certain combination trials and MGCD516 is in a Phase 1b clinical trial. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

A key part of our development strategy for each of MGCD265, MGCD516 and mocetinostat is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. We expect that the FDA and comparable foreign regulatory authorities will require the regulatory approval of a companion diagnostic as a condition to approving our product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We are developing companion diagnostics in collaboration with diagnostic platform providers including Foundation Medicine, Inc., Guardant Health and Qiagen Manchester Limited that we plan to use in the current Phase 2 trial of MGCD265, later stage trials and commercialization, if approved. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for MGCD516 and mocetinostat product candidates.

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

For example, due to the targeted indications and patient populations we intend to focus on for development of our product candidates, the number of study sites and patient populations available to us may be limited, and therefore enrollment of suitable patients to participate in clinical trials for these product candidates may take longer than would be the case if we were pursuing broader indications or patient populations. In addition, some of our competitors are developing targeted oncology therapeutics for non-small cell lung cancer ("NSCLC") which could limit our ability to enroll patients and complete our planned clinical trials in a timely manner.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Charles M. Baum, M.D., Ph.D., our President and Chief Executive Officer, Mark J. Gergen, our Executive Vice President and Chief Operations Officer, Isan Chen, M.D., our Executive Vice President and Chief Medical and Development Officer, James Christensen, Ph.D. our Chief Scientific Officer, and Jamie A. Donadio, our Senior Vice President and Chief Financial Officer, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these individuals to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Patent applications which may relate to or affect our business may have been filed by others. Such patent applications or patents resulting there from may conflict with our technologies, patents or patent applications, potentially reducing the scope or strength of our patent protection, and may ultimately be determined to limit or prohibit our freedom to operate with respect to our product candidates. Such events could cause us to stop or change the course of our research and development or modify our intellectual property strategies. We could also become involved in interference proceedings in connection with one or more of our patents or patent applications to determine priority of invention, or in post-grant opposition proceedings at the USPTO or comparable foreign patent offices. There can be no guarantees that an interference proceeding or defense of a post-grant opposition would be successful or that such an outcome would be upheld on appeal. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of such interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.

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

Based on the information available to us as of March 31, 2016, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 52% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own approximately 32% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Recent Sales of Unregistered Securities

During the three months ended March 31, 2016, we issued and sold the following unregistered securities:

Warrant exercise

In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the three months ended March 31, 2016, four holders of warrants exercised warrants to purchase an aggregate of 313,756 shares of our common stock at a price of $6.74 per share, for an aggregate cash payment of $2.1 million and four holders of warrants exercised warrants to purchase an aggregate of 419,244 shares of common stock by net exercise, resulting in the issuance of an aggregate of 603,545 shares of our common stock.

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

MIRATI THERAPEUTICS, INC.

Date: May 5, 2016	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: May 5, 2016	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer