Form 10-Q
period 2016-06-30
Mirati Therapeutics, Inc.
filed 2016-08-04
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on August 1, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	19,924,005

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,542	$49,493
Short-term investments	66,771	72,834
Other current assets	1,726	3,075
Total current assets	93,039	125,402
Property and equipment, net	558	614
Other long-term assets	2,396	2,001
Total assets	$95,993	$128,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,790	$9,798
Total current liabilities	13,790	9,798
Other liability	24	43
Total liabilities	13,814	9,841
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,924,005 and 19,282,935 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	20	19
Additional paid-in capital	423,149	415,232
Accumulated other comprehensive income	9,618	9,558
Accumulated deficit	(350,608)	(306,633)
Total stockholders’ equity	82,179	118,176
Total liabilities and stockholders’ equity	$95,993	$128,017
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses
Research and development	$18,441	$11,276	$36,429	$19,483
General and administrative	3,786	4,240	7,916	8,019
Total operating expenses	22,227	15,516	44,345	27,502
Loss from operations	(22,227)	(15,516)	(44,345)	(27,502)
Other income, net	166	70	370	116
Net loss	$(22,061)	$(15,446)	$(43,975)	$(27,386)
Unrealized gain (loss) on available-for-sale investments	33	(9)	60	(4)
Comprehensive loss	$(22,028)	$(15,455)	$(43,915)	$(27,390)
Basic and diluted net loss per share	$(1.11)	$(0.95)	$(2.24)	$(1.74)
Weighted average number of shares used in computing net loss per share, basic and diluted	19,912,938	16,235,261	19,646,889	15,727,891

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(43,975)	$(27,386)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	101	100
Amortization of premium on investments	25	251
Share-based compensation expense	5,326	5,108
Changes in operating assets and liabilities:
Other current assets	1,349	1,338
Other long-term assets	(395)	38
Accounts payable, accrued liabilities and other long-term liabilities	3,973	1,737
Cash flows used for operating activities	(33,596)	(18,814)
Investing activities:
Purchases of short-term investments	(49,680)	(41,024)
Maturities of short-term investments	55,778	17,980
Purchases of property and equipment	(45)	(297)
Cash flows provided (used) by investing activities	6,053	(23,341)
Financing activities:
Proceeds from sale of common stock, net	—	48,361
Proceeds from exercise of warrants and common stock options	2,355	330
Proceeds from stock issuances under employee stock purchase plan	237	250
Cash flows provided by financing activities	2,592	48,941
(Decrease) increase in cash and cash equivalents	(24,951)	6,786
Cash and cash equivalents, beginning of period	49,493	6,593
Cash and cash equivalents, end of period	$24,542	$13,379

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2016
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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered short-term investments and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, and the unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock options	255,551	554,689	330,450	470,934
Common stock warrants	352,441	1,792,069	611,223	1,765,511
Total	607,992	2,346,758	941,673	2,236,445

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance changes the accounting and simplifies various aspects of the accounting for share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur or based on an estimated number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements, but does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize most lease assets and lease liabilities on their balance sheets and record expenses on their income statements in a manner similar to current accounting. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related financial statement disclosures.

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

4. Investments

The following tables summarize our short-term investments (dollars in thousands):

		As of June 30, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$27,184	$—	$—	$27,184
Commercial paper	1 year or less	39,488	99	—	39,587
		$66,672	$99	$—	$66,771

		As of December 31, 2015
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$27,644	$—	$(22)	$27,622
Commercial paper	1 year or less	45,158	54	—	45,212
		$72,802	$54	$(22)	$72,834

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2016, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

5. Fair value measurements

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,570	$3,570	$—	$—
Money market funds	19,472	19,472	—	—
Corporate debt securities	1,500	—	1,500	—
Total cash and cash equivalents	24,542	23,042	1,500	—

Short-term investments:
Corporate debt securities	27,184	—	27,184	—
Commercial paper	39,587	—	39,587	—
Total short-term investments	66,771	—	66,771	—
Total	$91,313	$23,042	$68,271	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$875	$875	$—	$—
Money market funds	18,875	18,875	—	—
Corporate debt securities	6,749	—	6,749	—
Commercial paper	22,994	—	22,994	—
Total cash and cash equivalents	49,493	19,750	29,743	—

Short-term investments:
Corporate debt securities	27,622	—	27,622	—
Commercial paper	45,212	—	45,212	—
Total short-term investments	72,834	—	72,834	—
Total	$122,327	$19,750	$102,577	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2016 and December 31, 2015. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2016 or the year ended December 31, 2015.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Prepaid expenses	$928	$2,287
Security deposits and other receivables	516	551
Interest receivable	282	237
	$1,726	$3,075

The other long-term assets balance consisted of $2.4 million and $2.0 million in deposits paid in conjunction with the Company's research and development activities as of June 30, 2016 and December 31, 2015, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Computer equipment	$329	$329
Office and other equipment	301	256
Laboratory equipment	425	425
Leasehold improvements	51	51
Gross property and equipment	1,106	1,061
Less: Accumulated depreciation	(548)	(447)
Net property and equipment	$558	$614

The Company incurred immaterial depreciation expense for the three months ended June 30, 2016 and 2015 and $0.1 million for both the six months ended June 30, 2016 and 2015.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Accounts payable	$4,445	$2,104
Accrued expenses	7,002	5,311
Accrued compensation and benefits	2,307	2,352
Other current liabilities	36	31
	$13,790	$9,798

9. Warrants

As of June 30, 2016 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
November 21, 2012	November 21, 2017	$7.86	695,383

During the three months ended June 30, 2016, no warrants were exercised. During the six months ended June 30, 2016, warrants for 419,244 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million for the six months ended June 30, 2016. The Company issued a total of 603,545 shares of common stock for the same period. During the three and six months ended June 30, 2015, warrants for 179,296 and 192,570 shares of the Company's common stock were exercised via cashless exercises and the Company issued a total of 139,503 and 148,818 shares of common stock, respectively.

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

Year Ending December 31:
2016	$148
2017	305
2018	25
Total minimum lease payments	$478

11. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense	$1,478	$931	$2,936	$1,739
General and administrative expense	810	1,861	2,390	3,369
	$2,288	$2,792	$5,326	$5,108

During the three months ended June 30, 2016 and 2015, 1,836 and 4,750 shares were issued pursuant to stock option exercises, respectively, generating immaterial net proceeds. During the six months ended June 30, 2016 and 2015, 22,132 and 26,916 shares were issued pursuant to stock option exercises generating net proceeds of $0.2 million and $0.3 million, respectively.

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

Overview

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products intended to treat specific genetic and epigenetic drivers of cancer in selected subsets of cancer patients with unmet needs. In addition, our product candidates will be evaluated in combination with checkpoint inhibitors (anti PD1 and PDL1) to determine whether they will enhance the efficacy of those agents in patients with non-small cell lung cancer ("NSCLC") and other solid tumors. Our clinical pipeline consists of three product candidates: MGCD265, MGCD516 and mocetinostat. We applied for generic names for MGCD265 and MGCD516, which are now respectively referred to as “glesatinib” and “sitravatinib” herein. Both glesatinib and sitravatinib are orally bio-available, spectrum-selective kinase inhibitors with distinct target profiles that are in development for the treatment of patients with NSCLC and other solid tumors. Glesatinib is in Phase 2 clinical development, and targets the MET and Axl receptor tyrosine kinase ("RTK") families. Sitravatinib is in Phase 1b clinical development and targets genetic alterations in the RET rearrangements, CHR4q12 amplifications and CBL mutations. Our third product candidate is mocetinostat, an orally bio-available, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat is in Phase 2 clinical development in combination with durvalumab, MedImmune’s anti-PD-L1 immune checkpoint inhibitor, for the treatment of patients with NSCLC.

Our novel kinase inhibitors, glesatinib and sitravatinib, are intended to target specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. In addition, we plan to evaluate glesatinib and sitravatinib in Phase 2 studies to determine their ability to enhance the clinical efficacy of Nivolumab, a checkpoint inhibitor approved for the treatment of patients with a variety of solid tumors including NSCLC and metastatic Renal Cell Carcinoma (“RCC”). Our HDAC inhibitor, mocetinostat, acts through important epigenetic mechanisms the effects of which could potentially enhance the efficacy of immune checkpoint inhibitors when used in combination. We plan to identify additional opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug candidates.

Program Updates

Glesatinib

We presently have two ongoing clinical trials of glesatinib: a single-arm Phase 2 clinical trial of glesatinib for the treatment of NSCLC patients with genetic alterations of MET and a Phase 1b clinical trial of glesatinib in patients with genetic alterations of MET and Axl in NSCLC and other solid tumors.

On June 5, 2016, we provided an update on the ongoing Phase 1b clinical trial. We announced that 3 of 11 NSCLC patients with genetic alterations of MET and Axl had partial responses confirmed per Response Evaluation Criteria in Solid Tumors (“RECIST”). We also announced our plans to implement a new spray-dried dispersion (“SDD”) formulation in order to improve tolerability over the previous formulation. We began development of the SDD formulation in late 2013 with the goal of reducing the pill burden for the patient. The Phase 2 clinical trial for glesatinib is ongoing, and the new SDD formulation was implemented in the trial in June 2016. Patients who began the trial on the previous formulation have been transitioned to the new SDD formulation.

Based on a meeting with the U.S. Food and Drug Administration, if we observe a response rate that is significantly better than the response rate for currently approved second line therapy, we believe the Phase 2 clinical trial in glesatinib could potentially serve as a registration enabling clinical trial and qualify for submission for accelerated approval under U.S. Code of Federal Regulations 21 CFR Part 314, Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses).

Sitravatinib

In May 2016, we reported that initial data from the Phase 1b clinical trial of sitravatinib show early signs of clinical activity, including a confirmed PR in a RCC patient, as well as durable tumor regressions in multiple other tumor types, including NSCLC patients with RET mutations. The Phase 1b clinical trial in sitravatinib continues to enroll patients with RET, CHR4q12 and CBL genetic alterations in NSCLC and other solid tumors. We will provide updates on the status of this clinical trial as we receive more data.

Mocetinostat

In June 2016, we initiated a Phase 2 clinical trial to evaluate mocetinostat in combination with durvalumab, MedImmune’s anti-PD-L1 immune checkpoint inhibitor, in patients with NSCLC. The dual effect of Class 1 HDAC inhibitors on tumor cells, as well as on immune cells, may enhance the effect of checkpoint inhibitors in all indications where checkpoint inhibitors have demonstrated efficacy. We will provide updates on the status of this clinical trial as we receive more information.

Liquidity Overview
At June 30, 2016, we had $91.3 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $22.1 million and $15.4 million for the three and six months ended June 30, 2016 and 2015 and $44.0 million and $27.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $350.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015
The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Research and development expenses	$18,441	$11,276	$7,165	$36,429	$19,483	$16,946
General and administrative expenses	$3,786	$4,240	$(454)	$7,916	$8,019	$(103)

Research and development expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations (“CROs”) and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	cost of allocated facilities and depreciation of equipment.

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of glesatinib, sitravatinib and mocetinostat. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing glesatinib, sitravatinib, mocetinostat or any of our preclinical programs into advanced stages of clinical development.

Our research and development efforts during the three and six months ended June 30, 2016 and 2015 were focused primarily on glesatinib, sitravatinib, and mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Third-party clinical development costs:
Glesatinib	$7,089	$4,159	$2,930	$16,365	$6,213	$10,152
Sitravatinib	1,552	845	707	2,513	1,245	1,268
Mocetinostat	1,216	1,505	(289)	2,414	3,421	(1,007)
Total third-party clinical development costs	9,857	6,509	3,348	21,292	10,879	10,413
Other research and development expenses, including early discovery costs	8,663	4,795	3,868	15,216	8,632	6,584
Research and development expense, gross	18,520	11,304	7,216	36,508	19,511	16,997
Less: Investment tax credits	(79)	(28)	(51)	(79)	(28)	(51)
Research and development expense	$18,441	$11,276	$7,165	$36,429	$19,483	$16,946

Research and development expenses for the three months ended June 30, 2016 were $18.4 million compared to $11.3 million during the three months ended June 30, 2015. The increase of $7.2 million for the three months ended June 30, 2016 primarily relates to an increase in third-party development expense of $3.3 million and an increase in other research and development expenses, including early discovery costs of $3.9 million. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trials for our oncology candidates, glesatinib and sitravatinib, which includes increases in CRO service fees, investigator payments, genetic screening costs and other costs associated with identifying eligible patients for our trials. The increase in our internal research and development expense, which includes employee-related expenses and early discovery costs, was primarily due to a one-time license fee of $2.5 million related to an early stage discovery project and an increase in compensation expense resulting from increased headcount in research and development functions during the three months ended June 30, 2016 compared to the same period of 2015. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.

Research and development expenses for the six months ended June 30, 2016 were $36.4 million compared to $19.5 million during the six months ended June 30, 2015. The increase of $16.9 million for the six months ended June 30, 2016 primarily relates to an increase in third-party development expense of $10.4 million and an increase of internal research and development expense of $6.6 million compared to the six months ended June 30, 2015. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trials for our oncology candidates, glesatinib and sitravatinib, including an increase in related manufacturing expenses, CRO service fees, investigator payments, genetic screening and other costs associated with identifying eligible patients for our trials. The increase in our internal research and development expense, which includes employee salaries and related expense and other early discovery costs, is due to a one-time license fee of $2.5 million related to an early stage discovery project and an increase in salaries and related expense resulting from increased headcount in research and development functions during the six months ended June 30, 2016 compared to the same period of 2015. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.
General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $3.8 million and $4.2 million, respectively. The decrease of $0.4 million for the three months ended June 30, 2016 is the result of a decrease in employee-related expense, which was primarily due to a reversal of non-cash stock-based compensation expense associated with unvested stock options granted to our former Chief Operations Officer, partially offset by a non-recurring severance charge recorded in connection with his resignation.

General and administrative expenses for the six months ended June 30, 2016 compared to the same period of 2015 were largely unchanged, resulting in $7.9 million and $8.0 million, respectively.

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
At June 30, 2016, we had $91.3 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. In 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million.
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

Cash Flows for the Six Months Ended June 30, 2016 and 2015

Net cash used in operating activities

Cash used for operating activities for the six months ended June 30, 2016 was $33.6 million, compared to $18.8 million for the six months ended June 30, 2015, an increase of $14.8 million. The increase in cash used by operating activities is primarily due to increased spending on our research and development programs, specifically our clinical trials for glesatinib and sitravatinib, as well as a one-time license fee payment of $2.5 million related to an early stage discovery project.

Net cash provided by, (used in) investing activities

For the six months ended June 30, 2016 investing activities provided cash of $6.1 million due to maturities of short-term investments, offset by purchases of short-term investments. Investing activities for the six months ended June 30, 2015 used cash of $23.3 million as a result of purchases in short-term investments and property and equipment, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $2.6 million and consists of proceeds from the exercise of stock options and warrants as well as proceeds from purchases pursuant to our Employee Stock Purchase Plan ("ESPP") completed during the second quarter of 2016. Net cash provided by financing activities for the six months ended June 30, 2015 was $48.9 million and consisted of net proceeds from the issuance of common stock from our February 2015 public offering of common stock of $48.4 million, proceeds from the exercise of stock options of $0.3 million and proceeds from purchases pursuant to our ESPP completed during the second quarter of 2015.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2016, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2016 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $18.4 million and $11.3 million for the three months ended June 30, 2016 and 2015, respectively, and $36.4 million and $19.5 million for the six months ended June 30, 2016 and 2015, respectively. In 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and six months ended June 30, 2016 and 2015 was $22.1 million and $15.4 million and $44.0 million and $27.4 million, respectively. As of June 30, 2016, we had an accumulated deficit of $350.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. Glesatinib is currently in a Phase 2 clinical trial, mocetinostat is currently in the process of completing Phase 2 clinical trials and initiating certain combination trials and sitravatinib is in a Phase 1b clinical trial. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. For example, Phase 1b results with glesatinib may not be replicated in subsequently enrolled subjects or trials. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the submission of any new drug applications ("NDAs") with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Some of our collaboration agreements are complex and involve sharing or division of ownership of certain data, know-how and intellectual property rights among the various parties. Accordingly, our collaborators could interpret certain provisions differently than we or our other collaborators which could lead to unexpected or inadvertent disputes with collaborators. In addition, these agreements might make additional collaborations, partnering or mergers and acquisitions difficult.

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

A key part of our development strategy for each of glesatinib, sitravatinib and mocetinostat is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. We expect that the FDA and comparable foreign regulatory authorities will require the regulatory approval of a companion diagnostic as a condition to approving our product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We are developing companion diagnostics in collaboration with diagnostic platform providers including Foundation Medicine, Inc., Guardant Health and Qiagen Manchester Limited that we plan to use in the current Phase 2 trial of glesatinib, later stage trials and commercialization, if approved. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for sitravatinib and mocetinostat product candidates.

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

In some cases, there may be only one or few providers of such services, including clinical data management or manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices ("GCP") regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, or GLP, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

*    Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. For example, in the glesatinib Phase 2 clinical trial, we recently introduced a new spray-dried dispersion ("SDD") formulation. We can make no assurances the SDD formulation will be well tolerated or that it will not cause previously unreported side effects.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Charles M. Baum, M.D., Ph.D., our President and Chief Executive Officer, Isan Chen, M.D., our Executive Vice President and Chief Medical and Development Officer, James Christensen, Ph.D. our Chief Scientific Officer, and Jamie A. Donadio, our Senior Vice President and Chief Financial Officer, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these individuals to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Based on the information available to us as of June 30, 2016, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned approximately 43% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own approximately 29% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Recent Sales of Unregistered Securities

During the six months ended June 30, 2016, we issued and sold the following unregistered securities:

Warrant exercise

In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the six months ended June 30, 2016, four holders of warrants exercised warrants to purchase an aggregate of 313,756 shares of our common stock at a price of $6.74 per share, for an aggregate cash payment of $2.1 million and four holders of warrants exercised warrants to purchase an aggregate of 419,244 shares of common stock by net exercise, resulting in the issuance of an aggregate of 603,545 shares of our common stock.

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

Not applicable. ITEM 5.    Other InformationJOBS Act         In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (4) December 31, 2018.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
10.21	Transition and Separation Letter Agreement, dated June 24, 2016, by and between Mirati Therapeutics, Inc. and Mark J. Gergen.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: August 4, 2016	by:	/s/ Charles M. Baum, M.D., Ph.D.
Chief Executive Officer

Date: August 4, 2016	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer