Form 10-Q
period 2016-09-30
Mirati Therapeutics, Inc.
filed 2016-11-03
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on October 31, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	19,924,005

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,802	$49,493
Short-term investments	53,180	72,834
Other current assets	2,504	3,075
Total current assets	75,486	125,402
Property and equipment, net	537	614
Other long-term assets	3,135	2,001
Total assets	$79,158	$128,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,661	$9,798
Total current liabilities	13,661	9,798
Other long-term liability	13	43
Total liabilities	13,674	9,841
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,924,005 and 19,282,935 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	20	19
Additional paid-in capital	425,909	415,232
Accumulated other comprehensive income	9,584	9,558
Accumulated deficit	(370,029)	(306,633)
Total stockholders’ equity	65,484	118,176
Total liabilities and stockholders’ equity	$79,158	$128,017

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expenses
Research and development	$16,106	$14,563	$52,535	$34,046
General and administrative	3,475	4,161	11,391	12,180
Total operating expenses	19,581	18,724	63,926	46,226
Loss from operations	(19,581)	(18,724)	(63,926)	(46,226)
Other income (expense), net	160	(17)	530	99
Net loss	$(19,421)	$(18,741)	$(63,396)	$(46,127)
Unrealized gain (loss) on available-for-sale investments	(34)	6	26	2
Comprehensive loss	$(19,455)	$(18,735)	$(63,370)	$(46,125)
Basic and diluted net loss per share	$(0.97)	$(1.11)	$(3.21)	$(2.86)
Weighted average number of shares used in computing net loss per share, basic and diluted	19,924,005	16,841,954	19,739,935	16,103,326

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(63,396)	$(46,127)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	139	153
Amortization of premium on investments	6	320
Share-based compensation expense	8,086	7,912
Changes in operating assets and liabilities:
Other current assets	571	329
Other long-term assets	(1,134)	(1,675)
Accounts payable, accrued liabilities and other long-term liability	3,834	4,404
Cash flows used for operating activities	(51,894)	(34,684)
Investing activities:
Purchases of short-term investments	(67,261)	(41,024)
Maturities of short-term investments	86,935	35,280
Purchases of property and equipment	(63)	(296)
Cash flows provided by (used in) investing activities	19,611	(6,040)
Financing activities:
Proceeds from sale of common stock, net	—	143,289
Proceeds from exercise of warrants and common stock options	2,355	472
Proceeds from stock issuances under employee stock purchase plan	237	251
Cash flows provided by financing activities	2,592	144,012
(Decrease) increase in cash and cash equivalents	(29,691)	103,288
Cash and cash equivalents, beginning of period	49,493	6,593
Cash and cash equivalents, end of period	$19,802	$109,881

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock options	—	634,321	224,665	517,004
Common stock warrants	—	1,460,017	426,974	1,666,229
Total	—	2,094,338	651,639	2,183,233

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

4. Investments

The following tables summarize our short-term investments (dollars in thousands):

		As of September 30, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$22,079	$—	$—	$22,079
Commercial paper	1 year or less	31,037	64	—	31,101
		$53,116	$64	$—	$53,180

		As of December 31, 2015
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$27,644	$—	$(22)	$27,622
Commercial paper	1 year or less	45,158	54	—	45,212
		$72,802	$54	$(22)	$72,834

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2016, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$989	$989	$—	$—
Money market funds	18,813	18,813	—	—
Total cash and cash equivalents	19,802	19,802	—	—

Short-term investments:
Corporate debt securities	22,079	—	22,079	—
Commercial paper	31,101	—	31,101	—
Total short-term investments	53,180	—	53,180	—
Total	$72,982	$19,802	$53,180	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$875	$875	$—	$—
Money market funds	18,875	18,875	—	—
Corporate debt securities	6,749	—	6,749	—
Commercial paper	22,994	—	22,994	—
Total cash and cash equivalents	49,493	19,750	29,743	—

Short-term investments:
Corporate debt securities	27,622	—	27,622	—
Commercial paper	45,212	—	45,212	—
Total short-term investments	72,834	—	72,834	—
Total	$122,327	$19,750	$102,577	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2016 and December 31, 2015. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Prepaid expenses	$1,534	$2,287
Deposits and other receivables	836	551
Interest receivable	134	237
	$2,504	$3,075

The other long-term assets balance consisted of $3.1 million and $2.0 million in deposits paid in conjunction with the Company's research and development activities as of September 30, 2016 and December 31, 2015, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Computer equipment	$329	$329
Office and other equipment	301	256
Laboratory equipment	442	425
Leasehold improvements	51	51
Gross property and equipment	1,123	1,061
Less: Accumulated depreciation	(586)	(447)
Property and equipment, net	$537	$614

The Company incurred immaterial depreciation expense for both the three months ended September 30, 2016 and 2015 and $0.1 million and 0.2 million for both the nine months ended September 30, 2016 and 2015, respectively.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Accounts payable	$3,211	$2,104
Accrued expenses	7,462	5,311
Accrued compensation and benefits	2,950	2,352
Other current liabilities	38	31
	$13,661	$9,798

9. Warrants

As of September 30, 2016 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
November 21, 2012	November 21, 2017	$7.86	695,383

During the three months ended September 30, 2016, no warrants were exercised. During the nine months ended September 30, 2016, warrants for 419,244 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million. The Company issued a total of 603,545 shares of common stock for the same period. During the three and nine months ended September 30, 2015, warrants for 844,760 and 1,037,330 shares of the Company's common stock were exercised via cashless exercises and the Company issued a total of 660,680 and 809,498 shares of common stock, respectively.

10. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's new corporate headquarters, replacing the previous facilities. The lease commenced in phases, 2,300 square feet of space which commenced on July 1, 2014 at an initial monthly rent of $5,900 per month and 15,600 square feet of space which commenced on March 27, 2015 at an initial monthly rent of $18,200 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The lease will expire on January 31, 2018. Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2016	$100
2017	305
2018	25
Total minimum lease payments	$430

11. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense by condensed consolidated statements of operations classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$1,361	$959	$4,297	$2,698
General and administrative expense	1,399	1,845	3,789	5,214
	$2,760	$2,804	$8,086	$7,912

During the three months ended September 30, 2016, no shares were issued pursuant to stock option exercises. During the three months ended September 30, 2015, 7,294 shares were issued pursuant to stock option exercises, generating net proceeds of $0.2 million. During the nine months ended September 30, 2016 and 2015, 22,132 and 34,210 shares were issued pursuant to stock option exercises generating net proceeds of $0.2 million and $0.5 million, respectively.

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

Overview

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products intended to treat specific genetic and epigenetic drivers of cancer in selected subsets of cancer patients with unmet needs. In addition, our product candidates will be evaluated in combination with checkpoint inhibitors (anti-PD-1 and PD-L1) to determine whether they will enhance the efficacy of those agents in patients with non-small cell lung cancer ("NSCLC") and other solid tumors. Our clinical pipeline consists of three product candidates: glesatinib, sitravatinib and mocetinostat. Both glesatinib and sitravatinib are orally bio-available, spectrum-selective kinase inhibitors with distinct target profiles that are in development for the treatment of patients with NSCLC and other solid tumors. Glesatinib is in Phase 2 clinical development, and targets the MET and Axl receptor tyrosine kinase ("RTK") families. Sitravatinib is in Phase 1b clinical development and targets genetic alterations in RET rearrangements, CHR4q12 amplifications and CBL mutations. Our third product candidate is mocetinostat, an orally bio-available, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat is in Phase 2 clinical development in combination with durvalumab, MedImmune’s anti-PD-L1 immune checkpoint inhibitor, for the treatment of patients with NSCLC.

Our novel kinase inhibitors, glesatinib and sitravatinib, are intended to target specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. In addition, we plan to evaluate glesatinib and sitravatinib in Phase 2 studies to determine their ability to enhance the clinical efficacy of Nivolumab, a checkpoint inhibitor approved for the treatment of patients with a variety of solid tumors including NSCLC and metastatic Renal Cell Carcinoma (“RCC”). Our HDAC inhibitor, mocetinostat, acts through important epigenetic mechanisms, the effects of which could potentially enhance the efficacy of immune checkpoint inhibitors when used in combination. We plan to identify additional opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug candidates.

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

Sitravatinib

In June 2016, we reported that initial data from the Phase 1b clinical trial of sitravatinib show early signs of clinical activity, including a confirmed PR in a RCC patient, as well as durable tumor regressions in multiple other tumor types, including NSCLC patients with RET mutations. The Phase 1b clinical trial in sitravatinib continues to enroll patients with RET, CHR4q12 and CBL genetic alterations in NSCLC and other solid tumors. We will provide updates on the status of this clinical trial as we receive more data.

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

Liquidity Overview
At September 30, 2016, we had $73.0 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $19.4 million and $18.7 million for the three months ended September 30, 2016 and 2015 and $63.4 million and $46.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $370.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Research and development expenses	$16,106	$14,563	$1,543	$52,535	$34,046	$18,489
General and administrative expenses	3,475	4,161	(686)	11,391	12,180	(789)
Other income (expense), net	160	(17)	177	530	99	431

Research and development expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations (“CROs”) and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	cost of allocated facilities and depreciation of equipment.

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

Our research and development efforts during the three and nine months ended September 30, 2016 and 2015 were focused primarily on glesatinib, sitravatinib, and mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Third-party clinical development costs:
Glesatinib	$6,665	$7,038	$(373)	$23,030	$13,251	$9,779
Sitravatinib	2,248	1,044	1,204	4,997	2,289	2,708
Mocetinostat	1,311	1,155	156	3,489	4,575	(1,086)
Total third-party clinical development costs	10,224	9,237	987	31,516	20,115	11,401
Other research and development expenses, including early discovery costs	5,882	5,326	556	21,098	13,959	7,139
Research and development expense, gross	16,106	14,563	1,543	52,614	34,074	18,540
Less: Investment tax credits	—	—	—	(79)	(28)	(51)
Research and development expense	$16,106	$14,563	$1,543	$52,535	$34,046	$18,489

Research and development expenses for the three months ended September 30, 2016 were $16.1 million compared to $14.6 million during the three months ended September 30, 2015. The increase of $1.5 million for the three months ended September 30, 2016 primarily relates to an increase in third-party development expense of $1.0 million and an increase in other research and development expenses, including early discovery costs of $0.6 million. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trial for our oncology candidate, sitravatinib, which includes increases in related manufacturing expenses, CRO service fees, investigator payments, genetic screening costs and other costs associated with identifying eligible patients for our trials. The increase in other research and development expenses, including early discovery costs, was largely due to an increase in compensation expense resulting from increased headcount in research and development functions during the three months ended September 30, 2016 compared to the same period of 2015.

Research and development expenses for the nine months ended September 30, 2016 were $52.5 million compared to $34.0 million during the nine months ended September 30, 2015. The increase of $18.5 million for the nine months ended September 30, 2016 primarily relates to an increase in third-party development expense of $11.4 million and an increase in other research and development expense, including early discovery costs of $7.1 million compared to the nine months ended September 30, 2015. The increase in third-party development expense primarily relates to an increase in expenses associated with our ongoing clinical trials for our oncology candidates, glesatinib and sitravatinib, including an increase in related manufacturing expenses, CRO service fees, investigator payments, genetic screening and other costs associated with identifying eligible patients for our trials. The increase in other research and development expenses, including early discovery costs, is due to a one-time license fee of $2.5 million related to an early stage discovery project, professional and consulting expenses associated with early discovery projects and an increase in salaries and related expense resulting from increased headcount in research and development functions during the nine months ended September 30, 2016 compared to the same period of 2015. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.
General and administrative expenses for the three months ended September 30, 2016 and 2015 were $3.5 million and $4.2 million, respectively. The decrease of $0.7 million for the three months ended September 30, 2016 compared to the same period of 2015 is largely the result of a decrease in non-cash share-based compensation expense, which is due to the absence of share-based compensation expense associated with certain stock option grants which were fully expensed in the prior year.
General and administrative expenses for the nine months ended September 30, 2016 were $11.4 million compared to $12.2 million for same period of 2015. The decrease of $0.8 million is due to a decrease in employee related expense, which is due in part to a reversal of non-cash share-based compensation expense associated with unvested stock options which were forfeited by our former Chief Operations Officer, partially offset by a non-recurring severance charge recorded in connection with his resignation. The remaining decrease in employee related expense is due to a decrease in non-cash share-based compensation expense, which is due to the absence of share-based compensation expense associated with certain stock option grants which were fully expensed in the prior year.

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
At September 30, 2016, we had $73.0 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. In 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million.
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

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Net cash used in operating activities

Cash used for operating activities for the nine months ended September 30, 2016 was $51.9 million, compared to $34.7 million for the nine months ended September 30, 2015, an increase of $17.2 million. The increase in cash used by operating activities is primarily due to increased spending on our research and development programs, specifically our clinical trials for glesatinib and sitravatinib, as well as a one-time license fee payment of $2.5 million related to an early stage discovery project.

Net cash provided by, (used in) investing activities

For the nine months ended September 30, 2016 investing activities provided cash of $19.6 million due to maturities of short-term investments, offset by purchases of short-term investments. Investing activities for the nine months ended September 30, 2015 used cash of $6.0 million as a result of purchases in short-term investments and property and equipment, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $2.6 million and consists of proceeds from the exercise of stock options and warrants as well as proceeds from purchases pursuant to our Employee Stock

Purchase Plan completed during the second quarter of 2016. Net cash provided by financing activities for the nine months ended September 30, 2015 was $144.0 million and consisted of net proceeds from the issuance of common stock from our February 2015 and September 2015 public offerings of common stock of $143.3 million, proceeds from the exercise of stock options of $0.5 million and proceeds from stock issuances under the employee stock purchase plan of $0.2 million.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2016, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on September 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2016 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $16.1 million and $14.6 million for the three months ended September 30, 2016 and 2015, respectively, and $52.5 million and $34.0 million for the nine months ended September 30, 2016 and 2015, respectively. In 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and nine months ended September 30, 2016 and 2015 was $19.4 million and $18.7 million and $63.4 million and $46.1 million, respectively. As of September 30, 2016, we had an accumulated deficit of $370.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. Glesatinib is currently in a Phase 2 clinical trial, mocetinostat is currently in a Phase 2 combination clinical trial and sitravatinib is in a Phase 1b clinical trial. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

*    We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We outsource certain functions, tests and services to CROs, medical institutions and collaborators and outsource manufacturing to collaborators and/or contract manufacturers, and we rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In particular, we rely on CROs to run our clinical trials on our behalf and contract manufacturers to manufacture our product candidates. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or to acceptable quality standards, and we could suffer significant delays in the development of our products or processes.

In some cases, there may be only one or few providers of such services, including clinical data management and manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices ("GCP") regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, or GLP, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

Based on the information available to us as of September 30, 2016, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 40% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own 29% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2016, we issued and sold the following unregistered securities:

Warrant exercise

In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the nine months ended September 30, 2016, four holders of warrants exercised warrants to purchase an aggregate of 313,756 shares of our common stock at a price of $6.74 per share, for an aggregate cash payment of $2.1 million and four holders of warrants exercised warrants to purchase an aggregate of 419,244 shares of common stock by net exercise, resulting in the issuance of an aggregate of 603,545 shares of our common stock.

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

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
10.1	Amended and Restated 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: November 3, 2016	by:	/s/ Charles M. Baum
Chief Executive Officer

Date: November 3, 2016	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer