Form 10-K
period 2016-12-31
Mirati Therapeutics, Inc.
filed 2017-03-09
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016; or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission file number: 1-15803

_____________________________________________________
MIRATI THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________

Delaware	46-2693615
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9393 Towne Centre Drive Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (858) 332-3410
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Capital Market) was $77 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 3, 2017, the registrant had 24,939,797 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be held on May 17, 2017 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K (the "Annual Report") may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

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

·                  the loss of key scientific or management personnel; and

·                  our future financial results, capital requirements and need for additional financing.

References in this Annual Report on Form 10-K to "we", "our", "us", "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

Item 1.     Business
BUSINESS
Overview
Mirati Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing a pipeline of oncology products including candidates intended to treat specific genetic and epigenetic drivers of cancer in selected subsets of cancer patients with unmet needs. Additionally, we are evaluating our product candidates in combination with checkpoint inhibitors (anti-PD-1 and PD-L1) to determine whether they will enhance the efficacy of those agents in patients with non-small cell lung cancer ("NSCLC") and other solid tumors. We believe that an increased understanding of the genomic factors that drive tumor cell growth can lead to the development of cancer drugs that target these genomic factors, resulting in increased efficacy while reducing side effects.

Our clinical pipeline consists of three product candidates: glesatinib, sitravatinib and mocetinostat. Both glesatinib and sitravatinib are orally-bioavailable, spectrum-selective kinase inhibitors with distinct target profiles that are in development for the treatment of patients with NSCLC and other solid tumors. Glesatinib is in Phase 2 clinical development, and targets the MET and Axl receptor tyrosine kinase families ("RTKs"). Sitravatinib is in Phase 1b clinical development and targets genetic alterations in RET gene rearrangements, CHR4q12 amplifications, CBL mutations and AXL alterations. We are also evaluating sitravatinib in a multi-arm Phase 2 clinical trial to determine its ability to enhance the clinical efficacy of nivolumab, a checkpoint inhibitor approved for the treatment of patients with a variety of solid tumors including NSCLC and metastatic Renal Cell Carcinoma (“RCC”). Our third candidate is mocetinostat, an orally-bioavailable, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat is in Phase 1b/2 clinical development in combination with durvalumab, MedImmune Limited’s ("MedImmune") anti-PD-L1 immune checkpoint inhibitor, for the treatment of patients with NSCLC.

Our novel kinase inhibitors, glesatinib and sitravatinib, are intended to treat specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. Sitravatinib is a potent inhibitor of the Tyro, Axl, Mer ("TAM") family of kinases which we believe may lead to enhanced anti-tumor immunity in combination with immune checkpoint inhibitors by changing the tumor microenvironment from a tolerogenic to an immunogenic state and increasing anti-tumor immune response by reducing T-cell and macrophage suppressor effects. Our HDAC inhibitor, mocetinostat, acts through important epigenetic mechanisms, the effects of which could potentially enhance the efficacy of immune checkpoint inhibitors when used in combination.

Two candidates are in pre-clinical development. The first is a highly-potent and potentially best-in-class LSD1 inhibitor with potential for rapid clinical proof-of-concept in small cell lung cancer ("SCLC") or acute myeloid leukemia ("AML"). An investigational new drug ("IND") submission is planned for this compound in late 2017. Additionally, a mutant-selective KRAS inhibitor program is advancing to candidate selection phase and prototype inhibitors have demonstrated marked tumor regression in KRAS mutant tumor models, with an IND candidate selection anticipated by the end of 2017. We plan to identify additional drug development opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug candidates.

Our three clinical stage product candidates are further described below:

•
Glesatinib is an orally-bioavailable, potent, small molecule kinase inhibitor of MET and Axl RTKs. Glesatinib is in clinical development for the treatment of solid tumors, with an initial focus on NSCLC.

We presently have two ongoing clinical trials of glesatinib: a single-arm Phase 2 clinical trial for the treatment of NSCLC patients with genetic alterations of MET and a Phase 1b clinical trial in patients with genetic alterations of MET and Axl in NSCLC and other solid tumors.

On January 5, 2017, we provided a clinical update focused on our experience with a spray dried dispersion (“SDD”) formulation of glesatinib that was implemented in the ongoing Phase 1b and Phase 2 clinical trials in May 2016. We announced that patients from both Phase 1b and Phase 2 trials were assessed as of December 2, 2016 to evaluate the impact of the SDD formulation (n=41) as compared to the prior soft gel formulation (n=50). Adverse event-related (“AE-related”) dose reductions occurred in 17% (7/41) of patients treated with the SDD formulation, versus 46% (23/50) of patients treated with the prior soft gel formulation. In patients who were transitioned to the SDD formulation during their therapy (n=12), AE-related dose reductions took place in 8% (1/12) of patients versus 33% (4/12) of patients treated with the soft gel formulation.

In an initial evaluation of 24 genetically-selected patients treated with the SDD formulation: 11 patients were in the Phase 2 MET Exon 14 deletion mutation cohort, of whom eight were evaluable; eight patients were in the Phase 2 MET amplification cohort, all of whom were evaluable; and five patients were in the Phase 1b trial with MET Exon 14 deletion mutations, who had clinical characteristics and genetic driver alterations identical to the entry criteria in the ongoing Phase 2 trial, all of whom were evaluable.

In MET Exon 14 deletion patients treated with the SDD formulation across both the Phase 1b and Phase 2 trials, glesatinib demonstrated promising activity. In the Phase 2 trial, one confirmed partial response (“PR”) and two unconfirmed PRs out of the eight evaluable patients were observed. As of December 2, 2016, one unconfirmed PR remained on study awaiting a confirmatory scan. Tumor reduction was observed in six of eight evaluable patients. In the Phase 1b trial, three confirmed PRs out of five evaluable patients were observed. Tumor reduction was observed in all five patients. Overall, data in these 13 patients reflected an objective response rate (“ORR”) of 46% across the Phase 1b and Phase 2 patient populations, including confirmed and unconfirmed responses. Tumor reduction was observed in 11 of 13 patients. As of December 2, 2016, the longest duration of a patient on study was more than 55 weeks and the patient remained on study.

In MET amplification patients treated with the SDD formulation, glesatinib also demonstrated clinical benefit. In the Phase 2 trial, two unconfirmed PRs out of eight evaluable patients were observed. Neither of the unconfirmed responses remains on study. Tumor reduction was observed in six of eight evaluable patients. As of December 2, 2016, the longest duration of a patient on study was more than 24 weeks and the patient remained on study.

The Company expects to provide an additional update on the glesatinib program in the second half of 2017.

•
Sitravatinib is an orally-bioavailable, potent, small molecule spectrum-selective kinase inhibitor in clinical development for the treatment of solid tumors with an emphasis on genetic alterations involving RET gene rearrangements, CHR4q12 amplifications, CBL mutations and AXL alterations. Sitravatinib is being evaluated in a Phase 1b expansion clinical trial designed to evaluate its safety and efficacy in multiple pre-specified cohorts of cancer patients with these genetic mutations.

On January 5, 2017 we provided a clinical update of the ongoing Phase 1b clinical trial. As of a data cut-off of December 9, 2016, a total of six NSCLC patients with RET gene rearrangements had been enrolled, four of whom were evaluable. Of the four evaluable patients, one patient with a KIF5B-RET gene rearrangement demonstrated a confirmed PR and one patient with a DSP RET gene rearrangement had achieved an unconfirmed PR on initial scan, representing a 50% ORR, including confirmed and unconfirmed responses. As of December 9, 2016, both patients remained on study. A third patient with RET gene rearrangements demonstrated tumor reduction of 29%, representing stable disease. Tumor reduction was observed in all four patients. As of December 9, 2016, the longest duration of a patient on study was more than 46 weeks and the patient remained on study. The Phase 1b trial is also enrolling NSCLC patients with CBL mutations, CHR4q12 amplification and AXL alterations. As of the data cut-off date, no patients with these genetic mutations were evaluable. The Company expects to provide an update on efficacy data in the third quarter of 2017.

Sitravatinib is also being evaluated in combination with nivolumab, a checkpoint inhibitor approved for the treatment of patients with a variety of solid tumors including NSCLC and metastatic RCC. Pre-clinical data indicate sitravatinib is an exceptionally potent inhibitor of the TAM and split (KDR, KIT, PDGFRA) family tyrosine kinases which regulate multiple stages in the cancer immunity cycle and are thought to enhance anti-tumor immunity by improving the efficacy of checkpoint inhibitors (anti PD-1/PD-L1). Enrollment of this multicenter Phase 2 clinical trial in patients with NSCLC commenced in November 2016. The Company expects to provide initials results from this combination trial in the third quarter of 2017.

•
Mocetinostat is an orally administered spectrum-selective Class 1 HDAC inhibitor. Preclinical data suggests that mocetinostat has the potential to enhance anti-tumor efficacy when combined with immunotherapy by increasing HLA expression and tumor immunogenicity, depleting regulatory T-cells and myeloid-derived suppressor cells and increasing tumor PD-L1 expression. A Phase 1b/2 clinical trial combining mocetinostat and durvalumab, MedImmune’s monoclonal antibody inhibiting PD-L1, continues to enroll patients with advanced solid tumors and NSCLC. The Company expects to provide an additional update on the mocetinostat program mid-year 2017.

Our Strategy

Our goal is to be a leading developer of cancer therapies. We are currently focused on therapies targeted for genetically selected patient populations as well as combinations of these targeted therapies with immune checkpoint inhibitors. The key components of our strategy include:

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

•
Advance our two lead kinase inhibitors. We have two internally discovered novel kinase inhibitors in development: glesatinib and sitravatinib. These product candidates target pathways of high scientific interest, including MET, AXL, RET, CHR4q12 and CBL. These pathways are believed to be drivers of tumor growth and to be responsible for the development of tumor resistance to several anti-cancer treatments. Glesatinib is in Phase 2 development and sitravatinib is currently in a Phase 1b dose expansion clinical trial and a Phase 2 clinical trial in combination with nivolumab.

•
Advance mocetinostat, our HDAC inhibitor. HDAC inhibitors modulate epigenetic events by their potent inhibition of histone deacetylation. This class of agents has been shown to be effective, as single agents, in treating hematologic malignancies, as evidenced by the approvals of Istodax, Zolinza, Beleodaq and Farydak. A growing body of evidence indicates that Class I HDAC inhibitors like mocetinostat have effects directly on tumor cells as well as on immune cells (regulatory T cells ("T-regs") and Myeloid-derived Suppressor Cells ("MDSCs")) that may enhance the efficacy of immune checkpoint inhibitors such as nivolumab, pemrolizumab, durvalumab and others. We have completed several clinical trials with mocetinostat in more than 400 patients which have provided valuable information on the pharmacokinetic, pharmacodynamic and safety profile of the drug. We are currently evaluating mocetinostat in combination with MedImmune’s immune checkpoint inhibitor durvalumab in NSCLC since we believe that is the most promising indication and will create the greatest benefit for the largest number of patients.

•
Advance our pre-clinical development programs. We maintain an active discovery research function focused on identifying molecules to target novel pathways in the treatment of cancer. We have developed two candidates internally including an LSD1 inhibitor, for which we expect to file an IND by late 2017 with an initial focus on AML and SCLC, and a mutant-selective KRAS inhibitor that is entering the preclinical candidate selection phase.

•
Leverage partnerships to develop our product candidates and companion diagnostics. We plan to collaborate with third parties and partner certain rights to our product candidates as a means to accelerate their broader clinical development and maximize their therapeutic and market potential. We plan to retain certain key development and commercialization rights in our partnerships. We believe that retaining this strategic flexibility will enable us to maximize shareholder value. For example, we have entered into collaboration agreements, including with Foundation Medicine, Inc. and Guardant Health, Inc. to explore development of their platforms as companion diagnostics for glesatinib and to leverage their commercial testing platforms to enable enrollment in our clinical trials that are treating genetically selected patients.

Product Candidates

The following chart depicts the current state of our oncology development programs:

PRODUCT CANDIDATE	INDICATION	TARGETS	COMMERCIAL RIGHTS	STAGE OF DEVELOPMENT
Glesatinib	Solid Tumors	MET, Axl	Mirati: Global	- Single-arm, single-agent Phase 2 clinical trial in patients with NSCLC ongoing. - Phase 1b clinical trial in patients with NSCLC and other solid tumors ongoing.
Sitravatinib	Solid Tumors	RET, CHR4q12, CBL, Axl	Mirati: Global	- Single-agent Phase 1b dose expansion clinical trial ongoing. - Phase 2 clinical trial combination with nivolumab in NSCLC ongoing
Mocetinostat	Solid Tumors	HDACs Class I and IV	Taiho: Certain Asian Territories Mirati: All Other Territories	- Phase 2 clinical trial evaluating the combination of mocetinostat with durvalumab in patients with NSCLC ongoing.

Our Targeted Kinase Programs

Specific genes or pathways that are inappropriately activated in certain types of cancer cells and not in normal tissue are called driver mutations. Targeted therapies selectively inhibit these driver mutations. RTKs are a family of kinases involved in the transmission of signals that regulate intercellular processes, including those that control cell growth and cell division. RTKs may be inappropriately activated in cancerous tissues resulting in uncontrolled tumor cell growth. Aberrant kinase function, caused by genetic mutations, gene amplification, or over-expression, underlies many cancer cell processes, making the kinome an important source for therapeutic targets in oncology. Discoveries of specific drivers of disease have led to the development of targeted therapies, or the tailoring of therapies to a particular tumor or disease profile. In some cases, these therapies have proven to be more efficacious while having fewer side effects than traditional non-targeted therapies, such as chemotherapy, which kill healthy cells along with cancer cells. Examples of successful development of oral targeted kinase inhibitors include Novartis AG’s Gleevec, a BCR-ABL kinase inhibitor for the treatment of Philadelphia chromosome positive chronic myelogenous leukemia; and GlaxoSmithKline’s Tykerb, a HER2 kinase inhibitor for the treatment of a subset of breast cancer patients over-expressing the HER2 kinase. Further examples of oral targeted kinase inhibitors include Pfizer’s Xalkori and Bosulif and Bristol-Myers Squibb’s Sprycel. We believe that therapies targeting specific genetic abnormalities in subsets of cancer patients identified through companion diagnostic tests will result in streamlined clinical trials and improved patient outcomes and will be increasingly important in the continued evolution of the treatment of cancer.

We believe that by selecting patients whose tumors have genetic mutations and alterations in the pathways that are critical for tumor growth and that may be potently inhibited by our drugs, we will increase the potential for clinical benefit. A greater clinical benefit in selected patients would increase the likelihood of demonstrating clinical benefit earlier in development, potentially in Phase 1, which may allow us to move rapidly into registration trials. As a part of our ongoing development activities, we are using commercial diagnostic assays as well as assays developed internally for early clinical trials. We are working with external diagnostic providers to develop validated companion diagnostics for later stage clinical use and for potential registration to ensure that the diagnostic is widely available for commercial use upon approval. In December of 2015 we announced collaborations with Foundation Medicine, Inc., and Guardant Health, Inc. to explore development of their platforms as companion diagnostics for glesatinib and to leverage their commercial testing platforms to enable enrollment in our clinical trials that are treating genetically selected patients.

The clinical and commercial success of leading small molecule kinase inhibitors demonstrates the potential of new targeted treatments for cancer. The following table lists retail sales figures for selected small molecule kinase inhibitors.

2015 Worldwide Retail Sales Figures of Selected Small Molecule Kinase Inhibitors

Brand Name	2015 Worldwide Sales(1) (in millions)
Gleevec	$4,658
Tarceva	$1,227
Sutent	$1,120
Nexavar	$990
Sprycel	$1,620
Tykerb	$236
Zelboraf	$218
Xalkori	$488
_____________________

(1)	Source: Evaluate Pharma.

Our kinase inhibitor programs in clinical development, glesatinib and sitravatinib, are kinase inhibitors with distinct target profiles. These new molecular entities are in development for the treatment of patients with NSCLC and other solid tumors that exhibit the genetic mutations and alterations of interest. Glesatinib and sitravatinib were developed internally and we own all global rights.

Glesatinib - A Multi Targeted Kinase Inhibitor for Solid Tumors

Glesatinib Overview

Glesatinib is an orally-bioavailable, potent, small molecule kinase inhibitor of MET and Axl. We are currently focused on our ongoing single-arm Phase 2 clinical trial for the treatment of NSCLC patients with genetic alterations of MET and a Phase 1b clinical trial in patients with genetic alterations of MET and AXL in NSCLC and other solid tumors. Based on a meeting with the U.S. Food and Drug Administration ("FDA"), if we observe a response rate in the Phase 2 trial of glesatinib that is significantly better than the response rate for currently approved second line therapy, we believe the trial could potentially serve as a registration enabling trial and qualify for submission for accelerated approval under U.S. Code of Federal Regulations 21 CFR Part 314, Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses).

Our development strategy for glesatinib is based on our understanding of the compound’s target inhibition profile and, accordingly, our focus for this program is NSCLC, although we intend to also explore other solid tumors where genetic alterations in MET or AXL are also known to be present. We intend to undertake patient selection using a targeted next generation sequencing assay to identify patients with certain genetic mutations or alterations of MET or AXL that result in oncogenic activation and are implicated as drivers of tumor progression.

Glesatinib Market Overview

The National Cancer Institute ("NCI") estimates that in 2016, approximately 224,000 patients in the United States ("U.S.") were diagnosed with lung cancer and 158,000 died due to the disease. Approximately 85% of lung cancers are NSCLCs. The potential oncogenic mutations of MET and AXL that we are targeting may exist in up to 6% of NSCLC cases. At present, the prevalence of the genetic alterations of MET and AXL is less well characterized in other solid tumors, however, they are known to occur in other solid tumors and we are exploring those additional indications. Although other tumor types may respond to treatment with glesatinib, NSCLC, HNSCC and gastroesophageal cancers are of particular relevance to demonstrate the clinical activity of glesatinib.

Approximately 15% of NSCLC cases have activating EGFR mutations, equating to approximately 28,000 patients each year in the United States. Although tyrosine kinase inhibitors that target EGFR have demonstrated efficacy in treating patients with EGFR mutations, tumors eventually become resistant to therapy. Resistance to EGFR therapy is mediated through mutation and/or overexpression of alternative targets and pathways, including MET and Axl in approximately 70% of resistant tumors, or approximately 20,000 patients annually in the United States.

Glesatinib Background

Glesatinib is a small molecule, spectrum-selective kinase inhibitor that potently inhibits MET and Axl. These targets have been shown to play key roles in tumor development, tumor cell survival, therapeutic resistance and blood vessel formation, or angiogenesis. Glesatinib is selective for these two targets at clinically achievable dose levels and shows minimal activity against a panel of over 300 other kinases. We believe this profile provides the following potential advantages for glesatinib:

•	therapeutic action against specific mutations and genetic alterations of MET;

•	therapeutic action against a novel target like Axl;

•	high specificity reduces the risk of side effects from off-target activity; and

•
the selection of specific patients whose tumors exhibit genetic alterations of MET or AXL that may be drivers of tumor growth provides an opportunity to demonstrate single agent clinical responses of glesatinib.

The MET receptor is a member of the RTK protein family that is found on the cell’s surface and which plays a key role in the growth, survival and metastasis of various types of cancers, when not properly regulated. The MET target has generated significant scientific and pharmaceutical interest because of its direct involvement in tumor cell survival and angiogenesis. MET expression is elevated in several major tumor types including NSCLC, gastric cancer, RCC and HCC and is associated with poor prognosis. MET activation may also be associated with resistance to EGFR inhibitors such as Tarceva, Iressa and Erbitux. In tumors with EGFR mutation or activation, the activation or genetic alteration of MET is implicated as an escape mechanism leading to EGFR-inhibitor resistance. Inhibition of MET may result in clinical benefit by blocking the MET-driven escape mechanism used by some tumor cells when treated with other targeted inhibitors of the EGFR, such as Tarceva or Iressa.

The profile of glesatinib and our clinical development strategy is clearly distinguished from MET antibody antagonists (such as MetMab) that inhibit the MET pathway signaling primarily by preventing the binding of HGF to MET. The inhibition of the catalytic activity of MET via small molecule strategies like glesatinib, as opposed to inhibition of ligand binding by MET antibody antagonists, is an important differentiated strategy in disease settings in which MET is activated by ligand-independent mechanisms including activating mutations, gene amplification, and/or extreme overexpression. Our primary focus in clinical development is on patients with NSCLC or other solid tumors exhibiting driver mutations in the MET and AXL pathways. These driver mutations result in constitutive activation of the MET or Axl receptors so they become independent of normally tightly regulated growth factor signaling. In the case of MET, genetic alterations can result in the activation of MET-dependent signaling independent of binding to HGF. Therefore, patients with these driver mutations would not be responsive to MET antibody antagonists that inhibit HGF binding, but are more likely to respond to glesatinib, which inhibits signaling irrespective of growth factor binding. Finally, in preclinical studies glesatinib has demonstrated inhibition of tumor cells which express mutant forms of MET that may be important mechanisms of resistance that appear to be greater than other known small molecule inhibitors of MET. Recent glesatinib data has indicated that glesatinib also potently inhibits certain mutant variants of MET (i.e., D1228N and Y1230C/H) that have recently been implicated in acquired resistance to other MET inhibitors including crizotinib and capmatinib. This data indicates that glesatinib may be able to be utilized as a differentiated MET inhibitor in patients exhibiting these mutations and may have utility in treating selected patients that become resistant to other classes of MET inhibitors.

Glesatinib is distinguished from many other small molecule inhibitors of MET due in part to its potent activity against Axl, which provides an opportunity against tumors driven by Axl such as NSCLC tumors that exhibit a translocation of AXL that drives tumor growth, thereby increasing the likelihood that these tumors will respond to glesatinib. Further, MET and Axl are either overexpressed or genetically altered, or both, in tumors that are resistant to EGFR inhibitors such as Tarceva, Iressa and Erbitux. It is estimated that MET is overexpressed in approximately half of EGFR-resistant tumors, and amplified in 5-20% of EGFR-resistant tumors. It is estimated that Axl is overexpressed in approximately 20-30% of EGFR-resistant tumors. The simultaneous inhibition of both MET and Axl pathways may be required for clinical efficacy in patients developing resistance to EGFR inhibitors or for the prevention of resistance by combining glesatinib with an EGFR inhibitor as first line treatment.

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

Glesatinib Clinical Trials

Multiple Phase 1 clinical trials conducted with glesatinib show evidence of clinical activity as monotherapy and in combination trials. Glesatinib doses have resulted in exposures consistent with greater than 90% inhibition of MET mutations, MET amplifications and Axl gene rearrangements. Dosing is ongoing in the Phase 1b expansion study which is enrolling patients selected for specific genetic mutations and alterations of MET and AXL.

The original IND for glesatinib was filed in December 2007 and became effective in January 2008. To date, approximately 350 patients have been administered glesatinib in multiple clinical trials in a variety of solid tumor types. Glesatinib has been generally well tolerated at all doses and schedules tested to date, both as monotherapy and in combination with either Taxotere or Tarceva.

The most frequent treatment-related adverse events observed in prior clinical studies with glesatinib were diarrhea, fatigue and nausea. Other than as noted below, all of these trials were conducted with prior formulations of glesatinib that are no longer actively being developed. In addition, none of those prior trials were conducted in patient populations that were selected for genetic alterations or mutations in MET and AXL that we expect are the most likely to respond to treatment with glesatinib, which is our current development focus.

The historical glesatinib clinical trials are set forth in the following table.

CLINICAL TRIALS EVALUATING GLESATINIB

Phase 1 Clinical Trial	Single Agent Dose Escalation, 21 day cycle	Completed (trial amended and continuing as described under Phase 1b dose expansion clinical trial below)
Phase 1b Clinical Trial	Single Agent Expansion Cohort in patients with genetic alterations of MET and Axl in NSCLC and other solid tumors, 21 day cycle	Ongoing
Phase 1/2 Clinical Trial	Combination with Erlotinib or Docetaxel in patients with advanced NSCLC, 21 day cycle	Completed
Phase 2 Clinical Trial	Single Agent Phase 2 clinical trial in patients with genetic alterations of MET in NSCLC, 21 day cycle	Ongoing

The maximum tolerated dose (“MTD”) of glesatinib spray dried dispersion formulation was established as 750mg administered orally twice-daily on a 21 day continuous cycle. The observed dose limiting toxicities included one patient who experienced grade 3 fatigue and one patient that experienced grade 3 diarrhea. Clinical pharmacokinetic and pharmacodynamic data and nonclinical projections for glesatinib at the MTD indicate glesatinib plasma levels consistent with MET and Axl inhibition.

Glesatinib Developmental Initiatives and Objectives

In December 2015, we initiated a single agent Phase 2 clinical trial in patients with genetic alterations of MET in NSCLC. Enrollment in the Phase 2 clinical trial is ongoing. Refer to the Overview section for the most recent update on the status of this clinical trial. We are also exploring other solid tumors that also have the genetic mutations and alterations of interest.

We believe that by selecting patients whose tumors have genetic mutations and alterations that are implicated as oncogenic drivers and that are potently inhibited by glesatinib we may increase the likelihood of seeing clinical activity earlier in clinical development. We are using commercially available diagnostic assays as well as assays developed internally for early clinical use. We are developing companion diagnostics in collaboration with diagnostic platform providers including Foundation Medicine, Inc. and Guardant Health, that we plan to use in the current Phase 2 clinical trial, later stage trials and for commercialization, if approved.

Sitravatinib - A Novel Multi Targeted Kinase Inhibitor for Solid Tumors

Sitravatinib is an orally-bioavailable, potent, small molecule multi-targeted kinase inhibitor. Sitravatinib is a potent inhibitor of closely related RTKs including RET, CHR4q12, CBL and AXL. Sitravatinib has demonstrated oral bioavailability in preclinical studies, inhibited target-dependent tumor cell growth and survival, and demonstrated broad spectrum antitumor activity in preclinical cancer models including tumor regression in tumor models exhibiting genetic alteration of sitravatinib RTK targets.

We are focusing our development efforts on solid tumors in which genetic mutations and alterations of RET, CHR4q12, CBL and AXL are implicated as oncogenic drivers with an initial focus on NSCLC. We are also exploring novel patient selection strategies and are targeting patients with CHR4q12 amplicons, CBL inactivating mutations and AXL alterations that may be treatable with sitravatinib. Genetic alterations consisting of RET gene rearrangements, CHR4q12 amplifications, CBL mutations and AXL alterations account for up to 5.5% of NSCLC patient cases annually in the U.S. We also plan to evaluate other tumor types for which the RTK targets of sitravatinib may suggest activity. The MTD of sitravatinib is 150mg administered once a day, orally on a continuous schedule. Sitravatinib is being evaluated in a Phase 1b expansion clinical trial designed to evaluate its safety and efficacy in multiple pre-specified cohorts of cancer patients with genetic mutations involving sitravatinib targets, including a cohort of NSCLC patients with RET gene rearrangements. Refer to the Overview section for the most recent update on the status of this clinical trial.

Sitravatinib is a potent inhibitor of the TAM family of kinases which we believe may lead to enhanced anti-tumor immunity by changing the tumor microenvironment from a tolerogenic to an immunogenic state and increasing anti-tumor immune response by reducing T-cell and macrophage suppressor effects. Sitravatinib is also being evaluated in combination with nivolumab, a checkpoint inhibitor approved for the treatment of patients with NSCLC in a Phase 2 clinical trial in patients with NSCLC.

Mocetinostat - A Spectrum-Selective Oral HDAC Inhibitor

Mocetinostat Overview

Mocetinostat is an orally administered, spectrum-selective Class 1 HDAC inhibitor. By virtue of its specificity for Class 1 HDACs, mocetinostat showed a favorable effect on the immune system in preclinical studies. By increasing PD-L1, costimulatory molecules, and HLA antigens on tumor cells, we believe that mocetinostat may enhance the immune response to tumors. Mocetinostat may also have a favorable effect on the immune system by decreasing T-regs and MDSCs. We believe that, overall, these effects on the immune system have the potential to enhance the efficacy of checkpoint inhibitors. We are evaluating mocetinostat in combination with durvalumab, MedImmune’s monoclonal antibody inhibiting PD-L1 in a Phase 1b/2 clinical trial which continues to enroll patients with advanced solid tumors and NSCLC.

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

Mocetinostat Market Overview

The potential of HDAC inhibitors for the treatment of certain cancers has been validated by the approval of Zolinza, Istodax and Beleodaq for the treatment of T-cell lymphoma and Farydak for multiple myeloma.

Our current focus for mocetinostat is on the treatment of patients with NSCLC in combination with durvalumab, MedImmune’s immune checkpoint inhibitor. We believe that the combination has the potential to address all patients with NSCLC. In the United States alone, the estimated annual incidence of NSCLC is approximately 190,000.

Mocetinostat Background

Histones are protein components of the structural architecture of DNA known as chromatin (chromatin is the material that chromosomes are made of, and is comprised of DNA and histone proteins). Local gene expression activity can be controlled through epigenetic mechanisms by inducing changes in chromatin conformation through chemical modifications of histones. Acetylated histones are associated with a more open configuration of chromatin that is receptive to gene expression signals. In contrast, decreases in histone acetylation result in a more compact structure where gene expression is restricted or suppressed. Tumor suppressor genes serve to regulate cell growth and cell death, but during oncogenesis these tumor suppressor genes may become silenced due to HDAC-dependent decreases in histone acetylation leading to unrestricted growth of tumor cells. HDACs are a family of 11 enzymes (the individual HDAC enzymes are referred to as isoforms) that appear to act as a master regulator of the expression of genes. HDAC inhibitors modulate inappropriate deacetylation of histones to restore normal acetylation patterns as well as tumor suppressor gene expression. Inhibition of HDACs may result in multiple anti-cancer effects such as (1) the inhibition of cancer cell proliferation, (2) the induction of apoptosis (cell death) of cancer cells, (3) improved cell cycle regulation,(4) the induction of tumor suppressor genes, and (5) re-establishing normal histone acetylation activity in cells where mutations or alterations may cause a loss of normal function.

We believe that a key differentiating feature of mocetinostat is its spectrum of activity, targeting HDAC isoforms 1, 2, 3 and 11 which are categorized as Class I (1,2,3) and Class IV (11) HDACs. We believe that these isoforms, and particularly isoforms 1 and 2, are the most relevant HDAC isoforms in cancer therapy and are also the isoforms most potently inhibited by mocetinostat. Compared to other HDAC inhibitors that have a broader spectrum of activity, the profile of mocetinostat may allow us to inhibit the targets relevant to cancer more potently and thereby potentially demonstrate improved clinical efficacy and reduced side effects. Furthermore, the selectivity of mocetinostat for Class I HDACs and the lack of activity against Class II HDACs may have complimentary effects on tumor cells and the immune system that would enhance the activity of checkpoint inhibitors and potentially expand the utility of checkpoint inhibition to the majority of patients with solid tumors who fail to respond to single agent checkpoint inhibitor therapy.

Mocetinostat Clinical Development

The first IND for mocetinostat was submitted in December 2003 and became effective in January 2004. Our current focus for mocetinostat is on the treatment of patients with NSCLC in combination with durvalumab and we initiated a clinical trial evaluating this combination approach in patients with NSCLC in the second quarter of 2016.

To date, we have evaluated mocetinostat as a monotherapy and in combination with other anticancer agents in more than 400 patients in Phase 1 and Phase 2 clinical trials with various malignancies, including myelodysplastic syndromes ("MDS"), hodgkin's lymphoma ("HL"), non-hodgkin's lymphoma ("NHL") including DLBCL or FL, acute myeloid leukemia ("AML"), chronic lymphocytic leukemia and chronic myelogenous leukemia, as well as advanced solid tumors. Through these trials, the safety and tolerability of mocetinostat as a single agent and in combination has been well characterized. The clinical trials showed activity as a single agent in HL and NHL and in combination with azacitidine in MDS and AML.

We have completed several clinical trials with mocetinostat which enrolled more than 400 patients with a variety of advanced malignancies and we completed Phase 2 clinical trials in bladder cancer and NHL. To date we have not seen a level of activity or response to single agent mocetinostat that justifies continuing development in those indications. As a result, at the present time we do not expect to undertake further clinical trials with mocetinostat as a single agent in bladder cancer, NHL or MDS.

Intellectual Property

Patents and Proprietary Technology

Our goal is to obtain, maintain and enforce patent protection wherever appropriate for our product candidates, formulations, processes, methods and any other proprietary technologies and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our practice is to actively seek to obtain, where appropriate, intellectual property protection for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of patents, protection of proprietary know-how and trade secrets, and contractual arrangements, both in the United States and abroad. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents. We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we seek to put in place appropriate internal policies for the management of confidential information, and require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and which require disclosure and assignment or licensure to us of the ideas, developments, discoveries and inventions important to our business.

We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2016, we own or co-own U.S. patents and patent applications and their foreign counterparts, including 32 issued U.S. patents as reflected in the following table:

Granted and Pending U.S. Patents

Program	Granted (United States)	Pending (United States)
Small Molecule Kinase Inhibitors	15	—
HDAC	17	1
TOTAL	32	1

Small Molecule Kinase Inhibitors - (15 granted U.S. patents)

As of December 31, 2016, we have fifteen issued patents in the United States covering kinase inhibitor compounds, including glesatinib and sitravatinib, and methods of use of these compounds. Of these issued patents, one covers multiple series of kinase inhibitors and protects glesatinib generically. Another issued patent, which expires no earlier than 2026, protects a selection of compounds including glesatinib, as well as methods of inhibiting VEGF and HGF receptor signaling, and methods of treating angiogenesis-mediated cell proliferative disease or inhibiting solid tumor growth. Two issued patents cover processes of manufacturing kinase inhibitors such as glesatinib and sitravatinib, and synthetic intermediates required for the production of these inhibitors. Exclusivity arising from our issued patents for glesatinib extends to at least 2026, including our patents covering the specific composition of matter of glesatinib, and the generic class of compounds to which glesatinib belongs expires 2025, prior to legal or regulatory extensions, including any patent term extension, that may be available under the Hatch Waxman Act. Another four issued patents cover several distinct classes of kinase inhibitor compounds. Such coverage includes specific claims to sitravatinib, generic coverage of the class of compounds to which sitravatinib belongs, as well as patents covering methods of use of such compounds. Exclusivity arising from our patent protection for sitravatinib extends to at least 2029, prior to legal or regulatory extensions, including any patent term extension that may be available under the Hatch Waxman Act.

HDAC Program - (17 granted U.S. patents; 1 pending U.S. patent application)

Our patent estate for our HDAC program covers multiple series of HDAC inhibitors, including mocetinostat. As of December 31, 2016, this group of patents includes 15 issued patents and 1 pending patent applications in the United States protecting composition of matter and method of use. Two of the 15 issued patents cover mocetinostat generically and specifically. Exclusivity for mocetinostat extends to 2022 prior to legal or regulatory extensions, including any patent term extension that may be available under the Hatch Waxman Act.

In aggregate, these U.S. patents and patent applications cover the following inventions: novel HDAC inhibitors, including mocetinostat (eleven issued patents and one patent application), methods of inhibiting HDACs, methods for treating cell proliferative disease or cancer, specific methods for treating colon, lung and pancreatic cancers, and methods for treating polyglutamine expansion diseases such as Huntington’s disease. Two issued patents claim pharmaceutical compositions comprising a specific HDAC inhibitor and methods of use inhibiting HDACs for treating neurodegenerative disorders.

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

Our glesatinib program is characterized by potential advantages including: a unique kinase spectrum including the emerging RTK target Axl; potent inhibition of MET driver mutations which are not inhibited by other small molecule inhibitors due to a different mode of binding to the MET molecule; a lack of activity against over 300 off-target kinases, supporting a favorable safety profile; and excellent tolerability to date in combination with other anti-cancer agents (including chemotherapy), thus optimizing the potential for combination therapy approaches.

Companies with MET inhibitors believed to be in late preclinical or clinical development include, but are not limited to: AbbVie, Inc., AstraZeneca PLC, Celldex Therapeutics Inc., Eli Lilly, Inc., Exelixis Inc., GlaxoSmithKline PLC, Ignyta, Inc., Incyte Corporation, Merck KGaA, NantPharma LLC, Novartis AG, Pfizer Inc.,Sanofi S. A., Sorrento Therapeutics, Inc., and Symphogen A/S.

Companies with Axl inhibitors in late preclinical or clinical development include, but are not limited to, Aravive Biologics, Inc., Astellas Pharma Inc., BergenBio AS, BioAtla LLC, Exelixis, Inc., Ignyta, Inc., GlaxoSmithKline PLC, Ono Pharmaceutical Co. Ltd., Les Laboratoires Servier, and Tolero, Inc.

Companies with RET inhibitors believed to be in late preclinical or clinical development include, but are not limited to, Blueprint Medicines, Inc., Ignyta, Inc., and Loxo Oncology, Inc.

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

Competitors in Oncology - General

In addition to companies that have HDAC inhibitors or kinase inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, including, but not limited to, Amgen, Inc. and Gilead Sciences Inc., and specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to Astellas Pharma Inc., Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Bristol-Myers Squibb, Eisai Co. Ltd., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd., GlaxoSmithKline, Johnson & Johnson, Merck KGaA, Novartis AG, Taiho and Takeda Pharmaceutical Co.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we plan to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials and finished products for our preclinical and clinical trials.

Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's Current Good Manufacturing Practices (“cGMP”) regulations. cGMP regulations require, among other things, quality control and quality assurance as well as corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved new drug applications ("NDA"), including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented.

Government Regulation

The Regulatory Process for Drug Development

The production and manufacture of our product candidates and our research and development activities are subject to regulation by various governmental authorities around the world. In the United States, drug products are subject to regulation by the FDA. There are other comparable agencies in Europe and other parts of the world. Regulations govern, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products. Applicable legislation requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products, governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices (“GLP”) and good clinical practices (“GCP”) during nonclinical and clinical testing and cGMP during production is required.

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

The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials in accordance with GCP standards and regulations to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of an NDA;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

The FDA monitors the progress of trials conducted in the U.S. under an IND and may, at its discretion, re-evaluate, alter, suspend or terminate testing based on the data accumulated to that point and the FDA’s risk/benefit assessment with regard to the patients enrolled in the trial. The FDA may also place a hold on one or more clinical trials conducted under an IND for a drug if deems warranted. Furthermore, even after regulatory approval of an NDA is obtained, under certain circumstances, such as later discovery of previously unknown problems, the FDA can withdraw approval or subject the drug to additional restrictions.

Preclinical Studies:   Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to evaluate efficacy and activity, toxic effects, pharmacokinetics and metabolism of the pharmaceutical product candidate and to provide evidence of the safety, bioavailability and activity of the pharmaceutical product candidate in animals. Most of these studies must be performed according to GLP.

Clinical Trials:    Clinical trials involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials must be conducted in accordance with the FDA's GCP requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”), or ethics committee at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Clinical trials in the U.S. typically are conducted in sequential phases: Phases 1, 2, 3 and post-approval clinical trials, sometimes referred to as Phase 4 clinical trials. The phases may overlap. The FDA may require that we suspend clinical trials at any time on various grounds.

Phase 1 Clinical Trials:    Phase 1 clinical trials are generally conducted on a small number of healthy human subjects to evaluate the drug's activity, schedule and dose, absorption, metabolism, distribution, excretion and other drug effects. However, in the case of life-threatening diseases, such as cancer, the initial Phase 1 testing may be done in patients with the disease. These trials typically take longer to complete and may provide insights into drug activity. Follow-on Phase 1b clinical trials may also evaluate efficacy with respect to trial participants.

Phase 2 Clinical Trials:    Phase 2 clinical trials are carried out on a relatively small number of patients (generally up to several hundred) in a specific indication. The pharmaceutical product is evaluated to preliminarily assess efficacy, to identify possible adverse effects and safety risks, and to determine optimal dose, regimens, pharmacokinetics, pharmacodynamics and dose response relationships. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning Phase 3 clinical trials.

Phase 3 Clinical Trials:    Phase 3 clinical trials involve tests on a much larger population of patients (several hundred to several thousand patients) suffering from the targeted condition or disease. These trials are undertaken to confirm proof of concept and further evaluate dosage, clinical efficacy and safety and are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or foreign authorities for approval of marketing applications.

Post-Approval Clinical Trials:    Phase 4 clinical trials or other post-approval commitments may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval. Additional studies and follow-up may be conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to timely conduct of Phase 4 clinical trials and follow-up could result in withdrawal of approval for products approved under accelerated approval regulations.

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

U.S. Pharmaceutical Review and Approval Process

Upon completion of pivotal Phase 3 clinical studies, the sponsor assembles all the product development, preclinical and clinical data along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information, and submits it to the FDA as part of an NDA. If accepted by the FDA as substantially complete to permit substantive review, the submission or application is then reviewed for approval to market the product. This process takes eight months to one year to complete, but in some cases may take longer. At the end of the review period the FDA may issue a Complete Response Letter, refusing to approve an NDA if the applicable regulatory criteria are not satisfied or requiring additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

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

FDA Regulation of Companion Diagnostics

As part of our clinical development plans, we are exploring the use of companion diagnostics to identify patients most likely to respond to our product candidates. Companion diagnostics are classified as medical devices under the Federal Food, Drug, and Cosmetic Act in the United States. In the United States, the FDA regulates the medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance of medical devices. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval ("PMA").

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

Foreign Regulation
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Other Healthcare Laws and Compliance Requirements

Several other types of state and federal laws restrict certain marketing practices in the pharmaceutical industry. These laws, which generally will not be applicable to us or our product candidates unless and until we obtain FDA marketing approval for any of our product candidates, include state and federal anti-kickback, fraud and abuse, false claims, physician payment, sunshine, patient protection and affordable care, privacy and security laws and regulations regarding providing drug samples.

We may in the future be subject to the Foreign Corrupt Practices Act of 1997 (“FCPA”). The FCPA and other similar anti-bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions.

Other Laws

In addition to the above, we are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of The NASDAQ Stock Exchange, on which our shares are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the experimental use of animals.

Employees

As of December 31, 2016, we had 52 employees located in our offices in San Diego. We also utilize the services of consultants on a regular basis. 32 employees are engaged in research and development activities and 20 are in general and administrative functions.

Corporate Information
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

Executive Officers and Directors
The following table sets forth information about our executive officers, directors and key employee as of December 31, 2016.

Name	Age	Position
Charles M. Baum, M.D., Ph.D.	58	President and Chief Executive Officer, Director
Isan Chen, M.D.	54	Executive Vice President and Chief Medical and Development Officer
Chris LeMasters	50	Executive Vice President and Chief Business Officer
James Christensen, Ph.D.	48	Senior Vice President and Chief Scientific Officer
Jamie A. Donadio	41	Senior Vice President and Chief Financial Officer
Rodney W. Lappe, Ph.D.(3)	62	Chairman of the Board
Michael Grey(1)(3)	64	Director
Henry J. Fuchs, M.D.(2)(3)	59	Director
Craig Johnson(1)(2)	55	Director
Bruce L.A. Carter, Ph.D.(1)(2)	73	Director
_____________________________________________

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Dr. Baum's experience in the pharmaceutical industry provides our Board of Directors with subject matter expertise. In addition, through his position as President and Chief Executive Officer of the Company and Chief Medical Officer for Pfizer's Biotherapeutics and Bioinnovation Center, Dr. Baum has acquired the operational expertise, which we believe qualifies him to serve on our Board of Directors.

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

Jamie A. Donadio has served as our Senior Vice President, Finance and Chief Financial Officer since March 2016 and Vice President, Finance from March 2013 through March 2016. Prior to joining us, Mr. Donadio was at Amylin Pharmaceuticals from April 2001 through January 2013. From November 2011 to January 2013, Mr. Donadio served as Senior Director of Finance at Amylin. From December 2010 to November 2011, he served as Director of Corporate Financial Planning and Analysis at Amylin. From March 2007 to December 2010 he served as Director of SEC Reporting and from April 2001 to March 2007 he held various corporate accounting roles at Amylin. From December 2000 to April 2001, Mr. Donadio was senior accountant at Novatel Wireless, Inc. From August 1997 to December 2000, Mr. Donadio was with Ernst & Young LLP, last serving as an audit senior. Mr. Donadio holds a B.S. in Accounting from Babson College and is a certified public accountant (inactive) in the State of California.

Chris LeMasters has served as our Executive Vice President and Chief Business Officer since September 2016. Prior to joining Mirati, Mr. LeMasters served as the Chief Executive Officer of Promosome, a privately held biotherapeutics and biosimilars company from August 2015 to September 2016. Previously, Mr. LeMasters held senior management positions at several biotherapeutics companies, most recently as co-founder and chief business officer of Tragara Pharmaceuticals, a clinical-stage cancer therapeutics company, a position he held from January 2007 to August 2015. Mr. LeMasters also served as Co-Founder and Chief Business Officer of Cabrellis Pharmaceuticals, Inc. from May 2006 to December 2007, where he negotiated its acquisition by Pharmion Corporation for $104 million, and as Vice President, Corporate Development of Conforma Therapeutics from April 2004 to May 2006, where he negotiated its acquisition by Biogen IDEC for $250 million. From July 1998 to April 2004, Mr. LeMasters worked in the Corporate Business Development group at Eli Lilly & Company and was responsible for the successful negotiation of numerous partnerships and licenses across a range of therapeutic areas. Earlier in his career, he was a management consultant with Coopers & Lybrand Consulting and an operational auditor with Owens Corning. Mr. LeMasters currently serves as a board member of Aarden Pharmaceuticals, where he is also a co-founder, and as a board member of the Hoosier Cancer Research Network, a clinical research organization and as a board member of Promosome.

Non-Employee Directors

Henry J. Fuchs, M.D. has served as a member of our Board of Directors since February 2012. Dr. Fuchs has served as the President of Worldwide Research & Development at BioMarin Pharmaceutical Inc since September 2016 and as the Executive Vice President and Chief Medical Officer from March 2009 to August 2016. From September 2005 to December 2008, Dr. Fuchs was Executive Vice President and Chief Medical Officer of Onyx Pharmaceuticals, Inc. From 1996 to 2005, Dr. Fuchs served in multiple roles of increasing responsibility at Ardea Biosciences, Inc., first as Vice President, Clinical Affairs, then as President and Chief Operating Officer, and finally as Chief Executive Officer. From 1987 to 1996, Dr. Fuchs held various positions at Genentech Inc. Dr. Fuchs serves on the Board of Directors of Genomics Health, Inc. and was on the Board of Directors of Ardea Biosciences, Inc. from 1996 until its acquisition by AstraZeneca PLC in 2012. Dr. Fuchs received a B.A. in Biochemical Sciences from Harvard University, and an M.D. from George Washington University.

We believe that Dr. Fuchs' experience as an executive and his breadth of knowledge and valuable understanding of the pharmaceutical industry qualify him to serve on our Board of Directors.

Michael Grey has served as a member of our Board of Directors since November 2014. Mr. Grey currently serves as Executive Chairman of Amplyx Pharmaceuticals as well as Chief Executive Officer and Chairman of Reneo Pharmaceuticals. Mr. Grey also serves as a Venture Partner with Pappas Ventures, a life sciences venture capital firm, since January 2010. He recently served as President and Chief Executive Officer of Lumena Pharmaceuticals, Inc., a privately-held biotechnology company before it was acquired by Shire. Between January and September 2009, he served as President and Chief Executive Officer of Auspex Pharmaceuticals, Inc., a private biotechnology company. From January 2005 until its acquisition in August 2008, Mr. Grey was President and Chief Executive Officer of SGX Pharmaceuticals, Inc., a public biotechnology company, where he previously served as President from June 2003 to January 2005 and as Chief Business Officer from April 2001 until June 2003. Prior to joining SGX Pharmaceuticals, Inc., Mr. Grey acted as President, Chief Executive Officer and Board member of Trega Biosciences, Inc., a biotechnology company. From November 1994 to August 1998, Mr. Grey was the President of BioChem Therapeutic, Inc., the pharmaceutical operating division of BioChem Pharma, Inc. During 1994, Mr. Grey served as President and Chief Operating Officer for Ansan, Inc., a pharmaceutical company. From 1974 to 1993, he served in various roles with Glaxo, Inc. and Glaxo Holdings, plc, culminating in the position of Vice President, Corporate Development. Mr. Grey is currently a director of BioMarin Pharmaceutical, Inc. and Horizon Pharma, plc, public pharmaceutical companies and Balance Therapeutics, Inc. and Biothera Pharmaceutical, Inc., privately held healthcare companies. Mr. Grey previously served on the board of directors of two public companies during the past five years: IDM Pharma, Inc. from 1999 to 2009 and Achillion Pharmaceuticals, Inc. from 2001 to 2010. He received a B.Sc. in chemistry from the University of Nottingham, United Kingdom.

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

Bruce L.A. Carter, Ph.D. has served as a member of our Board of Directors since September 2016. Dr. Carter currently serves as a director of Dr. Reddy’s Laboratories Limited, Enanta Pharmaceuticals, Inc. and Xencor, Inc. Dr. Carter is an affiliate Professor in the Department of Biotechnology at the University of Washington, Seattle Washington, a position he has held since 1986. Dr. Carter served on the board for QLT, Inc. from 2006 to 2012. Dr. Carter served as Executive Chairman of Immune Design Corp. a privately-held biotechnology company from 2009 to 2011, and he served as a director from 2000 to 2009. From 1998 to 2009, Dr. Carter served as President and Chief Executive Officer of  ZymoGenetics, Inc., a publicly-held biotechnology company, and as its Chairman of the Board from 2005 until it was acquired by Bristol-Myers Squibb in October 2010. From 1994 to 1998 Dr. Carter was the Chief Scientific Officer of Novo Nordisk, a publicly-held pharmaceutical company. Previously, he held positions in research at Zymogenetics and G.D. Searle & Co. Ltd. Dr. Carter received a B.Sc. with Honors in Botany from the University of Nottingham, England, and a Ph.D. in Microbiology from Queen Elizabeth College, University of London.

We believe that Dr. Carter's experience as an executive and his breadth of knowledge and valuable understanding of the pharmaceutical industry qualify him to serve on our Board of Directors.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $68.5 million, $49.0 million, and $26.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million and in January 2017 we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the years ended December 31, 2016, 2015, and 2014 were $83.1 million, $64.5 million, and $43.7 million respectively. As of December 31, 2016, we had an accumulated deficit of $389.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Risks Relating to Our Business and Industry

Our research and development programs and product candidates are at an early stage of development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. Glesatinib is currently in a Phase 2 clinical trial, mocetinostat is currently in a Phase1b/Phase 2 combination clinical trial and sitravatinib is in Phase 1b and Phase 2 clinical trials. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Outside of the United States, the successful commercialization of our products will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), became law in the United States. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. As a result, there is significant uncertainty regarding future healthcare reform and its impact on our operations. Moreover, in the United States, there has recently been significantly increased government enforcement and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and such measures, if enacted, could adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

We anticipate that the ACA, as well as alternative or replacement healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

In addition, levels of reimbursement may be impacted by other current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, including for companion diagnostics for our products, which in turn, could harm our future product pricing and sales. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Competition in our targeted market area is intense and this field is characterized by rapid technological change. Therefore developments by competitors may substantially alter the predicted market or render our product candidates uncompetitive.

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. In the oncology market, our major competitors include, but are not limited to: AbbVie, Inc., AstraZeneca PLC, Exelixis Inc., GlaxoSmithKline PLC, Ignyta, Inc., BergenBio, Blueprint Medicines, Loxo Oncology, Syndax Pharmaceuticals Inc., Merck KGaA, NantPharma LLC, Novartis AG, Pfizer Inc. and Sanofi S. A. among others.

Many companies have filed, and continue to file, patent applications in oncology which may or could affect our programs. Some of these patent applications may have already been allowed or issued, and others may issue in the future. These companies include, but are not limited to: Bristol-Myers Squibb Company; Compugen Limited; Exelixis; GlaxoSmithKline PLC; Novartis; and Pfizer. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed, and additional patents granted, in the future, as well as additional research and development programs expected in the future.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Charles M. Baum, M.D., Ph.D., our President and Chief Executive Officer, Isan Chen, M.D., our Executive Vice President and Chief Medical and Development Officer, James Christensen, Ph.D. our Chief Scientific Officer, Jamie A. Donadio, our Senior Vice President and Chief Financial Officer, and Chris LeMasters, our Executive Vice President and Chief Business Officer whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these individuals to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, and contains requirements for manufacturers to submit reports to CMS by the 90th day of each calendar year, and disclosure of such information to be made by CMS on a publicly available website; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including any of our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also materially affect our business.

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

Based on the information available to us as of December 31, 2016, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 40% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC ("Boxer Capital") and their affiliates collectively own 29% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"), if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change U.S. net operating loss carryforwards ("NOLs"), and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B.     Unresolved Staff Comments
          None.
Item 2.     Properties
     Our corporate headquarters is located at 9393 Towne Centre Drive, San Diego, California 92121 where we occupy approximately 18,000 square feet of office and lab space. The lease will expire on January 31, 2018. We believe that our existing facilities are adequate to meet our current needs.
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
On March 3, 2017, the last reported sale price for our common stock on The NASDAQ Capital Market was $5.60 per share. The following table sets forth the range of high and low sales prices per share of our common stock as reported on The NASDAQ Capital Market for the period indicated.

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$6.70	$4.60
Third Quarter	$7.22	$4.40
Second Quarter	$24.43	$5.31
First Quarter	$30.85	$17.94
Year Ended December 31, 2015
Fourth Quarter	$43.20	$29.14
Third Quarter	$52.00	$20.68
Second Quarter	$37.43	$25.21
First Quarter	$30.76	$18.26
    As of March 3, 2017, we had 16 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*

Among Mirati Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$600
$500
$400
$300
$200
$100
$0
7/15/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
Mirati Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 7/15/13 in stock or 6/30/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2016, we issued and sold the following unregistered securities:

Warrant exercise

In 2011 and 2012, we issued common stock warrants in connection with the issuance of common stock through private placements. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the twelve months ended December 31, 2016, four holders of warrants exercised 289,789 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million, resulting in the issuance of an aggregate of 603,545 shares of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table presents selected historical financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in thousands except for per share information.

Please read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Loss from operations	$(83,779)	$(64,714)	$(39,104)	$(31,999)	$(20,498)
Net loss	(83,118)	(64,544)	(43,698)	(52,859)	(20,286)
Comprehensive loss	(83,143)	(64,507)	(43,684)	(52,872)	(20,286)
Basic and diluted net loss per share	$(4.20)	$(3.82)	$(3.24)	$(4.78)	$(3.00)
Weighted average common shares outstanding, basic and diluted	19,787,349	16,901,826	13,483,467	11,057,040	6,762,985

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$56,734	$122,327	$29,303	$62,070	$36,983
Working capital	44,553	115,604	27,261	25,563	33,989
Total assets	63,444	128,017	33,479	64,537	39,801
Accumulated deficit	(389,751)	(306,633)	(242,089)	(198,391)	(140,491)
Total stockholders' equity	48,309	118,176	28,062	25,885	34,416

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing a pipeline of oncology products including candidates intended to treat specific genetic and epigenetic drivers of cancer in selected subsets of cancer patients with unmet needs. Additionally, we are evaluating our product candidates in combination with checkpoint inhibitors (anti-PD-1 and PD-L1) to determine whether they will enhance the efficacy of those agents in patients with non-small cell lung cancer ("NSCLC") and other solid tumors. We believe that an increased understanding of the genomic factors that drive tumor cell growth can lead to the development of cancer drugs that target these genomic factors, resulting in increased efficacy while reducing side effects.

Our clinical pipeline consists of three product candidates: glesatinib, sitravatinib and mocetinostat. Both glesatinib and sitravatinib are orally-bioavailable, spectrum-selective kinase inhibitors with distinct target profiles that are in development for the treatment of patients with NSCLC and other solid tumors. Glesatinib is in Phase 2 clinical development, and targets the MET and Axl receptor tyrosine kinase families ("RTKs"). Sitravatinib is in Phase 1b clinical development and targets genetic alterations in RET gene rearrangements, CHR4q12 amplifications, CBL mutations and AXL alterations. We are also evaluating sitravatinib in a multi-arm Phase 2 clinical trial to determine their ability to enhance the clinical efficacy of nivolumab, a checkpoint inhibitor approved for the treatment of patients with a variety of solid tumors including NSCLC and metastatic Renal Cell Carcinoma (“RCC”). Our third candidate is mocetinostat, an orally-bioavailable, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat is in Phase 1b/2 clinical development in combination with durvalumab, MedImmune Limited’s ("MedImmune") anti-PD-L1 immune checkpoint inhibitor, for the treatment of patients with NSCLC.

Our novel kinase inhibitors, glesatinib and sitravatinib, are intended to treat specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. Sitravatinib is a potent inhibitor of the Tyro, Axl, Mer ("TAM") family of kinases which we believe may lead to enhanced anti-tumor immunity in combination with immune checkpoint inhibitors by changing the tumor microenvironment from a tolerogenic to an immunogenic state and increasing anti-tumor immune response by reducing T-cell and macrophage suppressor effects. Our HDAC inhibitor, mocetinostat, acts through important epigenetic mechanisms, the effects of which could potentially enhance the efficacy of immune checkpoint inhibitors when used in combination.

Two candidates are in pre-clinical development. The first is a highly-potent and potentially best-in-class LSD1 inhibitor with potential for rapid clinical proof-of-concept in small cell lung cancer ("SCLC") or acute myeloid leukemia ("AML"). An investigational new drug ("IND") submission is planned for this compound in late 2017. Additionally, a mutant-selective KRAS inhibitor program is advancing to candidate selection phase and prototype inhibitors have demonstrated marked tumor regression in KRAS mutant tumor models, with an IND candidate selection anticipated by the end of 2017. We plan to identify additional drug development opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug candidates.

We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and our corporate headquarters are located in San Diego, California.

Program Updates

Glesatinib

We presently have two ongoing clinical trials of glesatinib: a single-arm Phase 2 clinical trial for the treatment of NSCLC patients with genetic alterations of MET and a Phase 1b clinical trial in patients with genetic alterations of MET and Axl in NSCLC and other solid tumors.

On January 5, 2017, we provided a clinical update focused on our experience with a spray dried dispersion (“SDD”) formulation of glesatinib that was implemented in the ongoing Phase 1b and Phase 2 clinical trials in May 2016. As more fully described under "Item 1. Business" section, we reported the following (all data as of a cut-off date of December 2, 2016):

•	Adverse-event related (AE-related) dose reductions occurred in 17% of patients treated with the SDD formulation versus 46% of patients treated with the prior soft gel formulation.

•
In 13 evaluable patients with Met Exon 14 deletion across both the Phase 1b and Phase 2 clinical trials, 4 patients achieved a confirmed response and two patients achieved an unconfirmed response (one of which remained on study) reflecting an objective response rate (“ORR”) of 46% including confirmed and unconfirmed responses. Tumor reductions were observed in 11 of 13 patients, the longest duration of a patient on study was more than 55 weeks and the patient remained on study.

•
In 8 evaluable patients with MET amplification, two patients achieved an unconfirmed response (neither remained on study). Tumor reductions were observed in six of the eight evaluable patients, the longest duration of a patient on study was more than 24 weeks and the patient remained on study.

The Company expects to provide an additional update on the glesatinib program in the second half of 2017.

Sitravatinib

Sitravatinib is being evaluated in a Phase 1b expansion clinical trial designed to evaluate its safety and efficacy in multiple pre-specified cohorts of cancer patients with RET gene rearrangements, CHR4q12 amplifications, CBL mutations and AXL alterations.

As more fully described under "Item 1. Business" section, on January 5, 2017 we provided a clinical update of the ongoing Phase 1b clinical trial as follows (all data as of a cut-off date of December 9, 2016):

•	A total of six NSCLC patients with RET gene rearrangements had been enrolled, four of whom were evaluable.

•
Of the four evaluable patients, one patient achieved a confirmed PR and one patient achieved an unconfirmed PR on initial scan, representing a 50% ORR, including confirmed and unconfirmed responses. Both patients remained on study. Tumor reductions were observed in all four evaluable patients and the longest duration of a patient on study was more than 46 weeks and the patient remained on study.

•	The Phase 1b trial is also enrolling NSCLC patients with CBL mutations, CHR4q12 amplification and AXL alterations. As of the data cut-off date, no patients with these genetic mutations were evaluable.

Sitravatinib is also being evaluated in combination with nivolumab, a checkpoint inhibitor approved for the treatment of patients with a variety of solid tumors including NSCLC and metastatic RCC. Pre-clinical data indicate sitravatinib is an exceptionally potent inhibitor of the TAM and split (KDR, KIT, PDGFRA) family tyrosine kinases which regulate multiple stages in the cancer immunity cycle and are thought to enhance anti-tumor immunity by improving the efficacy of checkpoint inhibitors (anti PD-1/PD-L1). Enrollment of this multicenter Phase 2 clinical trial in patients with NSCLC commenced in November 2016.

The Company expects to provide an additional update on the sitravatinib program in the third quarter of 2017.

Mocetinostat

A Phase 1b/2 clinical trial combining mocetinostat and durvalumab, MedImmune’s monoclonal antibody inhibiting PD-L1, continues to enroll patients with advanced solid tumors and NSCLC. The Company expects to provide an additional update on the mocetinostat program mid-year 2017.

Liquidity Overview

At December 31, 2016, we had $56.7 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations, we will likely need to raise additional capital as discussed more fully below under the heading "Liquidity and Capital Resources."

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

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of glesatinib, sitravatinib and mocetinostat. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing glesatinib, sitravatinib, mocetinostat or any of our preclinical programs into more advanced stages of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the year ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Research and development expenses	$68,487	$48,959	$19,528
General and administrative expenses	15,292	15,755	(463)
Other income, net	661	170	491

Research and Development Expenses

Our research and development efforts during the years ended December 31, 2016 and 2015 were focused primarily on our oncology programs, including our two lead kinase programs, glesatinib and sitravatinib, and our HDAC inhibitor program, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Third-party research and development expenses:
Glesatinib	$29,974	$21,699	$8,275
Sitravatinib	7,346	3,250	4,096
Mocetinostat	4,613	5,371	(758)
Preclinical and early discovery	9,492	6,830	2,662
Total third-party research and development expenses	51,425	37,150	14,275
Salaries and other employee related expense	8,963	6,579	2,384
Share-based compensation expense	5,461	3,669	1,792
Other research & development costs	2,638	1,561	1,077
Research and development expense	$68,487	$48,959	$19,528

Research and development expenses for the year ended December 31, 2016 were $68.5 million compared to $49.0 million during the year ended December 31, 2015. The increase of $19.5 million during the year ended December 31, 2016 primarily relates to an increase in third-party research and development expense of $14.3 million. The increase in third-party research and development expense relates to an increase in expenses associated with development expenses for glesatinib of $8.3 million and sitravatinib of $4.1 million and an increase in our ongoing expenses associated with our preclinical and early discovery expenses of $2.7 million. The increase in glesatinib expenses is due to our ongoing Phase 2 clinical trial, which began in late 2015, and include increased expenses associated with identifying eligible patients and investigator payments. Sitravatinib expenses increased in connection with our ongoing Phase 1b clinical trial and include increased manufacturing expenses, CRO service fees and expenses associated with identifying eligible patients. The increase in early discovery expenses is due to a one-time license fee of $2.5 million related to an early stage discovery project.

The increase in salaries and related expense and share-based compensation resulted from an increase in the number of research and development employees during the twelve months ended December 31, 2016 compared to the same period of 2015. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $15.3 million compared to $15.8 million for the same period in 2015. The comparable level of expenses for the years ended December 31, 2016 and 2015 reflect a consistent level of general and administrative activities in both years.

Other Income, Net

Other income, net consisted primarily of interest income of $0.7 million for the year ended December 31, 2016 and $0.2 million for the year ended December 31, 2015.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2015	2014
Research and development, net	$48,959	$26,071	$22,888
General and administrative	15,755	12,699	3,056
Restructuring costs	—	334	(334)
Other income (expense), net	170	(77)	247
Change in fair value of warrant liability	—	(4,517)	4,517

Research and Development Expenses

Our research and development efforts during the years ended December 31, 2015 and 2014 were focused primarily on our oncology programs, including our two lead kinase programs, glesatinib and sitravatinib, and our HDAC inhibitor program, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Third-party research and development expenses:
Glesatinib	$21,699	$7,273	$14,426
Sitravatinib	3,250	2,932	318
Mocetinostat	5,371	4,507	864
Preclinical and early discovery	6,830	2,946	3,884
Total third-party research and development expenses	37,150	17,658	19,492
Salaries and other employee related expense	6,579	4,459	2,120
Share-based compensation expense	3,669	2,565	1,104
Other research & development costs	1,561	1,389	172
Research and development expense	$48,959	$26,071	$22,888

Research and development expenses for the year ended December 31, 2015 were $49.0 million compared to $26.1 million during the year ended December 31, 2014. The increase of $22.9 million for the year ended December 31, 2015 primarily relates to an increase in third-party expenses of $19.5 million and to a lesser extent an increase in salaries and other employee related expenses. The increase in third-party development expenses primarily relates to an increase in expenses associated with our ongoing clinical trials including an increase in related manufacturing expenses, primarily for glesatinib which is currently in Phase 2, and to a lesser extent mocetinostat. Additionally, our preclinical and early discovery costs increased for the year ended December 31, 2015 compared to the same period of 2014 due to increased chemistry synthesis costs associated with our early stage discovery projects, as well as increased data management costs. The increase in salaries and related expense and share-based compensation expense, is driven by an increase in the number of research and development employees during the year ended December 31, 2015 compared to the same period of 2014.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $15.8 million compared to $12.7 million for the same period in 2014. The increase of $3.1 million for the year ended December 31, 2015 is primarily the result of increased share-based compensation expenses and increased salaries and related expenses due to an increase in the number of general and administrative employees during the twelve months ended December 31, 2015 compared to the same period of 2014.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2015 consisted primarily of interest income of $0.2 million. Other income (expense), net for the year ended December 31, 2014 was expense of $0.1 million primarily due to the impact of foreign exchange losses partially offset by interest income.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability represents expense or income associated with fair value adjustments to the warrant liability recorded during the period. During the year ended December 31, 2014, we recorded expense of $4.5 million associated with the change in fair value of warrant liability. During the second half of 2014, we amended all of the outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the warrants qualified for equity classification, were reclassified into stockholders' equity at their fair value as of the amendment dates and revaluations of fair value are no longer required.

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

At December 31, 2016, we had $56.7 million of cash, cash equivalents and short-term investments compared to $122.3 million at December 31, 2015. In January 2017 we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million and in 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million.

We have incurred losses in each year since our inception. Our net losses were $83.1 million, $64.5 million and $43.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $389.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments, together with the $66.8 million of net proceeds from the public offering of our common stock and pre-funded common stock warrants in January 2017, will be sufficient to meet our anticipated obligations for at least one year from the date this annual report on Form 10-K is filed with the SEC. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(68,017)	$(50,714)	$(32,748)
Net cash provided by (used in) investing activities	38,255	(50,753)	24,219
Net cash provided by financing activities	2,652	144,367	887
Increase (decrease) in cash	(27,110)	42,900	(7,642)

Net cash used in operating activities

Net cash used for operating activities was $68.0 million, $50.7 million and $32.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash used in operating activities during 2016 primarily related to our net loss of $83.1 million, adjusted for non-cash items such as share-based compensation expense of $10.6 million and net cash inflows from a change in our operating assets and liabilities of $4.3 million. Cash used in operating activities during 2015 primarily related to our net loss of $64.5 million, adjusted for non-cash items such as share-based compensation expense of $10.3 million, amortization of premium on investments of $0.3 million, and net cash inflows from a change in our operating assets and liabilities of $3.0 million. Cash used in operating activities during 2014 primarily related to our net loss of $43.7 million, adjusted for non-cash items such as the share-based compensation expense of $7.1 million, change in fair value of warrant liability of $4.5 million, amortization of premium on investment of $0.5 million and net cash outflows from a change in our operating assets and liabilities of $1.4 million.

Net cash provided by (used in) investing activities

Investing activities provided cash of $38.3 million and $24.2 million for the years ended December 31, 2016 and 2014, respectively and used cash of $50.8 million for the year ended December 31, 2015. The net cash provided by investing activities during 2016 is primarily a result of increased disposals and maturities of short-term investments partially offset by purchases of short-term investments. The net cash used by investing activities during 2015 is primarily a result of increased purchases of short-term investments due to our February and September 2015 public offerings of common stock partially offset by disposals and maturities of short-term investments. The net cash provided by investing activities during 2014 was primarily due to disposal and maturities of short-term investments offset by purchases of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $2.7 million, $144.4 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by financing activities during 2016 consists of proceeds from the exercise of stock options and warrants of $2.4 million as well as proceeds from purchases pursuant to our employee stock purchase plan of $0.3 million. Net cash provided by financing activities during 2015 consists of net proceeds from the issuance of common stock from our 2015 public offerings of common stock totaling $143.3 million, proceeds from exercise of common stock options and warrants of $0.6 million and proceeds from stock issuances under the employee stock purchase plan of $0.5 million. Net cash provided by financing activities during 2014 consisted of proceeds from exercise of common stock options and warrants of $0.9 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2016 that will affect our future liquidity (in thousands):

	Total	Less Than 1 year	1 -3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations(1)	$330	$305	$25	$—	$—
Total Contractual Obligations	$330	$305	$25	$—	$—
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

Off-Balance Sheet Arrangements

During the years ended December 31, 2016 and 2015, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the consolidated financial statements included in this Form 10-K for the year ended December 31, 2016 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

    This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Recently Adopted Accounting Pronouncements

See “Notes to Financial Statements-Note 3-Recent Accounting Pronouncements” of our annual financial statements.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

            The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2017 annual meeting of stockholders. The information required by this item with respect to executive officers appears under Part I of this annual report on Form 10-K under the caption "Business-Executive Officers and Directors."

Item 11.     Executive Compensation

            The information required by this item is incorporated by reference to the information under the captions "Non-Employee Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2017 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

            The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2017 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Certain Relationships and Related Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2017 annual meeting of stockholders.

Item 14.     Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to the information under the caption contained in "Ratification of Selection of Independent Registered Public Accounting Firm" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2017 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mirati Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mirati Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 9, 2017

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$22,383	$49,493
Short-term investments	34,351	72,834
Other current assets	2,821	3,075
Total current assets	59,555	125,402
Property and equipment, net	629	614
Other long-term assets	3,260	2,001
Total assets	$63,444	$128,017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$15,002	$9,798
Total current liabilities	15,002	9,798
Other liabilities	133	43
Total liabilities	15,135	9,841
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 19,937,095 and 19,282,935 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	20	19
Additional paid-in capital	428,507	415,232
Accumulated other comprehensive income	9,533	9,558
Accumulated deficit	(389,751)	(306,633)
Total stockholders' equity	48,309	118,176
Total liabilities and stockholders' equity	$63,444	$128,017

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Expenses
Research and development	$68,487	$48,959	$26,071
General and administrative	15,292	15,755	12,699
Restructuring costs	—	—	334
Total operating expenses	83,779	64,714	39,104
Loss from operations	(83,779)	(64,714)	(39,104)
Other income (expense), net	661	170	(77)
Change in fair value of warrant liability	—	—	(4,517)
Net loss	$(83,118)	$(64,544)	$(43,698)
Unrealized gain (loss) on available-for-sale investments	$(25)	$37	$14
Comprehensive loss	$(83,143)	$(64,507)	$(43,684)
Basic and diluted net loss per share	$(4.20)	$(3.82)	$(3.24)
Weighted average common shares outstanding, basic and diluted	19,787,349	16,901,826	13,483,467

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2014	13,446,976	13	214,756	9,507	(198,391)	25,885
Net loss for the year	—	—	—	—	(43,698)	(43,698)
Share-based compensation expense	—	—	7,050	—	—	7,050
Reclassification of warrants from liability	—	—	36,931	—	—	36,931
Exercise of options for cash	76,224	1	886	—	—	887
Net exercise of warrants	43,526	—	993	—	—	993
Unrealized gain on investments	—	—	—	14	—	14
Balance at December 31, 2014	13,566,726	$14	$260,616	$9,521	$(242,089)	$28,062
Net loss for the year	—	—	—	—	(64,544)	(64,544)
Share-based compensation expense	—	—	10,254	—	—	10,254
Issuance of common stock, net of costs	4,837,500	4	143,289	—	—	143,293
Issuance of common stock from Employee Stock Purchase Plan ("ESPP")	32,645	—	522	—	—	522
Exercise of options for cash	36,566	—	552	—	—	552
Net exercise of warrants	809,498	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	37	—	37
Balance at December 31, 2015	19,282,935	$19	$415,232	$9,558	$(306,633)	$118,176
Net loss for the year	—	—	—	—	(83,118)	(83,118)
Share-based compensation expense	—	—	10,624	—	—	10,624
Issuance of common stock from ESPP	28,483	—	297	—	—	297
Exercise of options for cash	22,132	—	240	—	—	240
Exercise of warrants for cash	313,756	1	2,114	—	—	2,115
Net exercise of warrants	289,789	—	—	—	—	—
Unrealized loss on investments	—	—	—	(25)	—	(25)
Balance at December 31, 2016	19,937,095	$20	$428,507	$9,533	$(389,751)	$48,309

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(83,118)	$(64,544)	$(43,698)
Non-cash adjustments reconciling net loss to operating cash flows
Depreciation of property and equipment	180	212	199
Amortization of premium on investments	7	337	534
Share-based compensation expense	10,624	10,254	7,050
Change in fair value of warrant liability	—	—	4,517
Changes in operating assets and liabilities
Other current assets	254	279	(1,209)
Other long-term assets	(1,259)	(1,675)	(326)
Accounts payable and accrued liabilities	5,196	4,370	151
Other current and long term liabilities	99	53	21
Cash flows used in operating activities	(68,017)	(50,714)	(32,748)
Investing activities:
Purchases of short-term investments	(70,269)	(104,954)	(10,468)
Disposal and maturities of short-term investments	108,720	54,530	35,073
Purchases of property and equipment	(196)	(329)	(386)
Cash flows provided by (used in) investing activities	38,255	(50,753)	24,219
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	143,293	—
Proceeds from issuance under employee stock purchase plan	297	522	—
Proceeds from exercise of common stock options and warrants	2,355	552	887
Cash flows provided by financing activities	2,652	144,367	887
Increase (decrease) in cash and cash equivalents	(27,110)	42,900	(7,642)
Cash and cash equivalents, beginning of year	49,493	6,593	14,235
Cash and cash equivalents, end of year	$22,383	$49,493	$6,593

Supplemental disclosures of non-cash financing activities:
Net exercise of warrants	$—	$—	$993

See accompanying notes

Mirati Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drugs intended to treat specific genetically defined and selected subsets of cancer patients with unmet needs.

The Company's common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol "MRTX." The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. ("MethylGene"). The Company also has an indirect, wholly-owned subsidiary, MethylGene US Inc., which was incorporated in Princeton, New Jersey on December 20, 2011 and started business activity in 2012. MethylGene US Inc. ceased operations effective January 1, 2014. As a result of the arrangement agreement discussed in Note 2 under the heading "Basis of Presentation," Mirati became the parent company and the primary operating company during 2013. Refer to Note 2 for further discussion of the Company’s corporate structure.

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

Mirati was incorporated under the laws of the State of Delaware on April 29, 2013. On May 8, 2013, the Company's Board of Directors approved and the Company entered into an arrangement agreement ("Arrangement") with MethylGene. Upon completion of the Arrangement, MethylGene became the Company's wholly-owned subsidiary.

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

Property and Equipment, Net

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charges for the years ended December 31, 2016 and 2015 and immaterial impairment charges related to property and equipment for the year ended December 31, 2014.

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

Effective January 1, 2013, the Company changed its functional currency which changed how the 2011 and 2012 warrants were accounted for as they continued to have exercise prices denominated in Canadian dollars. At each reporting period subsequent to January 1, 2013, the fair value of the warrant liability was recalculated and any corresponding increase or decrease to the warrant liability was recorded as change in fair value of warrant liability on the consolidated statement of operations and comprehensive loss. The estimated fair value was determined using the Black-Scholes option-pricing model based on the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. During the second half of 2014, the Company amended all of its outstanding warrant agreements to allow for the warrants to be denominated in U.S. Dollars. As a result of this amendment, the amended warrants qualified for equity classification and were reclassified into stockholders’ equity at their fair value as of the amendment date, and as of the amendment date, revaluations of fair value are no longer required. For the years ended December 31, 2016 and 2015, the company recorded no warrant valuation expense. For the year ended December 31, 2014, the Company recorded warrant valuation expense of $4.5 million, which is reported as change in fair value of warrant liability in the condensed consolidated statement of operations and comprehensive loss.

Share-Based Compensation

We measure and recognize compensation expense for share-based payments based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated financial statements. These assumptions include the historical volatility of our stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method. If any of the assumptions used in our calculation change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

Investment Tax Credits

The Company's accounts include claims for investment tax credits ("ITCs") relating to scientific research and experimental development activities of the Company. The qualification and recording of these activities for investment tax credit purposes are established by the Canadian federal and Provincial Tax Acts and are subject to audit by the taxation authorities. Refundable ITCs are reflected as reductions of expenses or reductions of the cost of the assets to which they relate when there is reasonable assurance that the assistance will be received and all conditions have been complied with. The non-refundable ITCs are carried forward for a time and will be recognized when it is more likely than not that the Company will become subject to Canadian federal taxes, at which time, these ITCs will be applied as a reduction of tax expense. As operations in Canada ceased in early 2014, there were no new ITCs earned for the years ended December 31, 2016 or 2015.

Research and Development Expenses

Research and development expenditures are charged to net loss in the period in which they are incurred and are comprised of the following types of costs incurred in performing research and development activities: clinical trial and related clinical manufacturing costs, salaries and benefits including share-based compensation expense, costs for allocated facilities and depreciation of equipment, contract services, license fees paid in connection with our early discovery efforts and data management costs.

Income Taxes

Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net loss in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet "a more likely than not" threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements.

Segment Reporting

Operating segments are components of a business where separate discrete financial information is available for evaluation by the chief operating decision-maker for purposes of making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating primarily in the United States.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Year ended
	December 31,
	2016	2015	2014
Common stock options	173,776	582,662	253,595
Common stock warrants	315,834	1,546,201	1,515,445
Total	489,610	2,128,863	1,769,040

3. Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

In March 2016, the FASB issued Accounting Standard Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance changes the accounting and simplifies various aspects of the accounting for share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur or based on an estimated number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this standard as of January 1, 2017 and will begin to account for forfeitures as they occur beginning on that date. We expect the adoption of this standard will result in an adjustment to beginning retained earnings of $0.4 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize most lease assets and lease liabilities on their balance sheets and record expenses on their income statements in a manner similar to current accounting. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The primary impact of this new accounting guidance will be related to our facilities lease and the Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related financial statement disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. Although we currently do not have any revenue contracts, we anticipate early adopting this standard effective January 1, 2017 using the full retrospective method of adoption so that, in the event we enter into any revenue contracts, the contracts will be accounted for under the new guidance from inception of the contract.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. We adopted this guidance as of December 31, 2016 and the adoption did not require any additional disclosures in our consolidated financial statements for the year ended December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted, and the new guidance may be applied either prospectively or retrospectively. We have adopted this guidance prospectively as of December 31, 2015 and the adoption has no impact on our consolidated balance sheet since we have a full valuation allowance.

4. Investments

The following tables summarize our short-term investments (in thousands):

		As of December 31, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$20,622	$—	$(3)	$20,619
Commercial paper	1 year or less	13,717	15	—	13,732
		$34,339	$15	$(3)	$34,351

		As of December 31, 2015
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$27,644	$—	$(22)	$27,622
Commercial paper	1 year or less	45,158	54	—	45,212
		$72,802	$54	$(22)	$72,834

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2016, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$2,728	$2,728	$—	$—
Money market funds	19,655	19,655	—	—
Total cash and cash equivalents	22,383	22,383	—	—

Short-term investments:
Corporate debt securities	20,619	—	20,619	—
Commercial paper	13,732	—	13,732	—
Total short-term investments	34,351	—	34,351	—

Total	$56,734	$22,383	$34,351	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$875	$875	$—	$—
Money market funds	18,875	18,875	—	—
Corporate debt securities	6,749	—	6,749	—
Commercial paper	22,994	—	22,994
Total cash and cash equivalents	49,493	19,750	29,743	—

Short-term investments:
Corporate debt securities	27,622	—	27,622	—
Commercial paper	45,212	—	45,212	—
Total short-term investments	72,834	—	72,834	—

Total	$122,327	$19,750	$102,577	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2016 and 2015. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels for the years ended December 31, 2016 and 2015.

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$1,879	$2,287
Deposits and other receivables	759	551
Interest receivables	183	237
	$2,821	$3,075

The other long-term assets balance as of December 31, 2016 consists of $3.3 million in deposits paid in conjunction with the Company's research and development activities compared to $2.0 million as of December 31, 2015.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Computer equipment	$329	$329
Office and other equipment	301	256
Laboratory equipment	563	425
Leasehold improvements	63	51
Gross property and equipment	1,256	1,061
Less: Accumulated depreciation	(627)	(447)
Property and equipment, net	$629	$614

The Company incurred depreciation expense of $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$6,296	$2,104
Accrued clinical, development and other expenses	5,743	5,311
Accrued compensation and benefits	2,923	2,352
Other current liabilities	40	31
	$15,002	$9,798

9. Stockholders' Equity

Common Stock

The following shares were reserved for future issuance:

December 31, 2016
Common stock options outstanding and available for future grant	3,452,409
Warrants to purchase common stock	695,383
Employee Stock Purchase Plan	238,872
4,386,664

Warrants

The Company issued warrants in connection with private placements of common stock in November 2012. As of December 31, 2016 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
November 21, 2012	November 21, 2017	$7.86	695,383

During the year ended December 31, 2016, warrants for 289,789 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million and the Company issued a total of 603,545 shares of common stock.

During the years ended December 31, 2015 and 2014, warrants for 1,037,330 and 73,964 shares of the Company's common stock were exercised via cashless exercises and the Company issued a total of 809,498 and 43,526 shares of common stock, respectively.

10. Share-Based Compensation

Equity Incentive Plan

The Company has in place a stock option plan (the "Stock Option Plan") for the benefit of employees, directors, officers and consultants of the Company. In May 2013 our Board of Directors adopted the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by our stockholders in connection with the Arrangement. The 2013 Plan is a continuation of and successor to the Stock Option Plan and no further grants will be made under the Stock Option Plan. As of December 31, 2016, there were approximately 0.6 million stock options available to be issued.

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

The following table summarizes our stock option activity and related information for the year ended December 31, 2016:

	Number of options	Weighted average exercise price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2015	1,932,880	$16.71
Granted	1,082,724	$16.90
Exercised	(22,132)	$10.85
Canceled/forfeited	(172,642)	$20.61
Expired	(7,488)	$23.28
Balance outstanding as of December 31, 2016	2,813,342	$16.57	7.0	$21.95
Options exercisable at December 31, 2016	1,402,702	$15.42	5.3	$—
Options vested and expected to vest at December 31, 2016	2,813,342	$16.57	7.0	$21.95

The total intrinsic value of stock options exercised was $0.3 million for the year ended December 31, 2016 and $0.6 million for the years ended December 31, 2015 and 2014, respectively. The Company received total cash of $0.2 million, $0.6 million and $0.9 million for the exercise of options for the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $8.6 million, $6.5 million and $3.0 million, respectively. Upon option exercise, the Company issues new shares of our common stock.

Total share-based compensation expense by statement of operations classification is presented below (in thousands):

	Year ended December 31,
	2016	2015	2014
Research and development expense	$5,461	$3,669	$2,565
General and administrative expense	5,163	6,585	4,485
	$10,624	$10,254	$7,050

For the years ended December 31, 2016, 2015 and 2014, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average estimated fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.5%	1.5%	2.1%
Dividend yield	—%	—%	—%
Volatility factor	101.7%	104.3%	113.0%
Expected term (in years)	6.0	6.0	6.7
Weighted average estimated fair value per share	$13.32	$19.44	$16.09

Risk-Free Interest Rate - The risk-free interest rate is the rate for periods equal to the expected term of the stock option based on U.S. Treasury zero-coupon bonds.

Dividend Yield - The dividend yield is based on the Company’s history and expectation of dividend payouts. The Company has not paid, and does not intend to pay dividends.

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

The total compensation cost not yet recognized as of December 31, 2016 related to non-vested option awards was $8.0 million which will be recognized over a weighted-average period of 1.3 years.

2013 Employee Stock Purchase Plan

In May 2013, the Company's Board of Directors adopted the ESPP. The ESPP was approved by the Company's stockholders in connection with the Arrangement. In December 2014, the ESPP became effective and the first purchase period began. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than six months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. As of December 31, 2016, 61,128 shares have been issued out of the plan.

11. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the "Plan") for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company matches up to 4% of an employee's contributions, subject to a limit of $2,500 per year. Expense associated with the Company's matching contribution totaled $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12. Income Taxes

The Company had no federal income tax expense and immaterial state tax expense for the years ended December 31, 2016, 2015 and 2014.

The differences between the effective income tax rate and the statutory tax rates during the years ended 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net loss before tax	$(83,118)	$(64,544)	$(43,698)
Statutory combined US federal and state tax rate	34.00%	34.00%	39.83%
Statutory federal and state taxes	(28,260)	(21,945)	(17,405)
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	28,446	22,350	12,273
Non-deductible share-based compensation	1,247	923	930
Non-deductible warrant expenses for tax purposes	—	—	1,799
Tax credits	(2,906)	(2,430)	(227)
Share issue costs - temporary difference	(78)	(184)	(184)
Differential in income tax rates of foreign subsidiary	261	31	3,047
Uncertain Tax Positions	3,921	1,961	47
Return to provision and other true-ups	(2,619)	(899)	—
Other differences	(12)	193	(280)
Income tax benefit	$—	$—	$—

Deferred Tax

The following table summarizes the significant components of our deferred tax assets (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Tangible and intangible depreciable assets	$990	$199
Stock compensation	6,635	4,429
Provisions	853	725
Financing fees	—	78
Net operating loss carry forwards	66,489	42,864
Capital loss carryforward	51	102
Scientific research and experimental development expenditures	5,531	5,552
Research and development tax credits	4,266	2,411
Total gross deferred tax assets	84,815	56,360
Less valuation allowance	(84,815)	(56,360)
Net deferred tax assets	$—	$—

Total valuation allowance increased by $28.5 million for the year ended December 31, 2016. The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2016 due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2016.

For Canadian federal income tax purposes, the Company's Canadian federal scientific research and experimental development expenditures amounted to $19.9 million at December 31, 2016 and 2015 and $20.1 million at December 31, 2014 and for provincial income tax purposes amounted to $21.6 million at December 31, 2016 and 2015 and $22.7 million at December 31, 2014. As operations in Canada ceased during 2014, the expenditures incurred for the year ended December 31, 2016 and 2015 were much lower than previous years. These expenditures are available to reduce future taxable income and have an unlimited carry forward period. Scientific research and development expenditures are subject to verification by the taxation authorities, and accordingly, these amounts may vary by a material amount. In addition, the Company has research and development tax credit carryforwards for U.S. federal and state income tax purposes as of December 31, 2016 of $4.4 million and $2.0 million, respectively. The federal credits will begin to expire in 2034 unless utilized and the state credits have an indefinite life.

At December 31, 2016, the Company's net operating loss carry forwards ("NOLs") for U.S. federal and state income taxes were $133.4 million and $77.3 million, respectively and the Company's NOLs for Canadian federal and provincial income tax purposes were $79.2 million and $78.5 million, respectively. The NOLs are available to offset future taxable income from both U.S. federal and state tax sources, as well as Canadian federal and provincial tax sources and the tax benefits of which have not been recognized in the consolidated financial statements. The NOLs expire as follows (in thousands):

	US		Canada
	Federal	State	Federal	Provincial
Expires in:
2030	$—	$—	$5,907	$5,985
2031	—	—	7,059	7,066
2032	—	—	13,308	12,433
2033	3,261	2,286	18,623	19,385
2034	7,260	22,162	32,401	31,809
2035	53,345	52,878	1,084	1,084
2036	69,508	—	777	777
	$133,374	$77,326	$79,159	$78,539

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

For Canadian tax purposes, the Company remains subject to federal and provincial audit for the December 31, 2012 and subsequent taxable years. Where taxation years remain open, the Company considers it reasonably possible that issues may be raised or tax positions agreed to with the taxation authorities, which may result in increases or decreases of the balance of non-refundable ITCs and NOLs. However, an estimate of such increases and decreases cannot be currently made.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	Federal			Provincial/State
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Unrecognized tax positions, beginning of year	$509	$42	$35	$2,274	$18	$6
Gross increase — current period tax positions	598	445	35	195	259	12
Gross decrease — prior period tax positions	(9)	(4)	(28)	—	(3)	—
Gross increase — prior period tax positions	—	26	—	4,866	2,000	—
Expiration of statute of limitations	(3)	—	—	(2)	—	—
Unrecognized tax positions, end of year	$1,095	$509	$42	$7,333	$2,274	$18

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties on tax matters as of December 31, 2016 and 2015 and the Company had no ongoing tax audits as of December 31, 2016.

13. Investment Tax Credits

In prior years, the Company was entitled to claim Canadian federal and provincial ITCs for eligible scientific research and development expenditures. The Company recorded ITCs based on management's best estimates of the amount to be recovered and ITCs claimed are subject to audit by the taxation authorities and accordingly, may vary by a material amount. The Company has not recorded federal or provincial ITCs since the year ended December 31, 2013, as the primary operations of the Company were moved from Canada to San Diego, California in early 2014.

The Company's non-refundable Canadian federal ITCs as of December 31, 2016 are $3.9 million and relate to scientific research and development expenditures, which may be utilized to reduce Canadian federal income taxes payable in future years. The benefits of the non-refundable Canadian federal ITCs have not been recognized in the financial statements and will be recorded as a reduction of tax expense when realized.

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

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2017	$305
2018	25
Thereafter	—
Total minimum lease payments	$330

Total lease expense for the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $0.6 million and $0.4 million, respectively.

15. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2016 and 2015 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
	3/31/16	6/30/16	9/30/16	12/31/16	December 31, 2016
Operating Loss	$(22,118)	$(22,227)	$(19,581)	$(19,853)	$(83,779)
Net loss	(21,914)	(22,061)	(19,421)	(19,722)	(83,118)
Per common share:
Loss per share, basic and diluted (1)	$(1.13)	$(1.11)	$(0.97)	$(0.99)	$(4.20)
	Three Months Ended				Year Ended
	3/31/15	6/30/15	9/30/15	12/31/15	December 31, 2015
Operating Loss	$(11,986)	$(15,516)	$(18,724)	$(18,488)	$(64,714)
Net loss	(11,940)	(15,446)	(18,741)	(18,417)	(64,544)
Per common share:
Loss per share, basic and diluted(1)	$(0.77)	$(0.95)	$(1.11)	$(0.96)	$(3.82)

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

16. Subsequent Events

Sale of Common Stock

In January 2017, the Company sold 5,002,702 million shares of our common stock at a public offering price of $5.60 per share and sold warrants to purchase up to 7,258,263 shares of our common stock at a public offering price of $5.599 per warrant share. The public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $66.8 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: March 9, 2017	by:	/s/ Charles M. Baum
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2017	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles M. Baum, Ph.D. and Jamie A. Donadio as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CHARLES M. BAUM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017
Charles M. Baum, M.D., Ph.D.

/S/ JAMIE A. DONADIO	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017
Jamie A. Donadio

/S/ RODNEY LAPPE	Chairman of the Board	March 9, 2017
Rodney Lappe, Ph.D.

/S/ MICHAEL GREY	Director	March 9, 2017
Michael Grey

/S/ HENRY J. FUCHS	Director	March 9, 2017
Henry J. Fuchs, M.D.

/S/ CRAIG JOHNSON	Director	March 9, 2017
Craig Johnson

/S/ Bruce L.A. Carter	Director	March 9, 2017
Bruce L.A. Carter, Ph.D.

INDEX TO EXHIBITS

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws. (8)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(12)
10.1	Form of Securities Purchase Agreement relating to the 2011 private placement.(1)
10.2	Form of Securities Purchase Agreement relating to the 2012 private placement.(1)
10.3	Form of Warrant Certificate issued in connection with the 2011 private placement.(1)
10.4	Form of Warrant Certificate issued in connection with the 2012 private placement.(1)
10.5+	Amended and Restated Incentive Stock Option Plan.(1)
10.6+	Amended and Restated 2013 Equity Incentive Plan and Form of 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.(9)
10.7+	Form of 2013 Employee Stock Purchase Plan.(1)
10.8*	Collaboration and License Agreement, dated October 16, 2003, by and between MethylGene Inc. and Taiho Pharmaceutical Co. Ltd.(1)
10.9*	Amendment Number One to Collaboration and License Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd.(1)
10.10*	Letter Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd., relating to Collaboration and License Agreement dated October 16, 2003.(1)
10.11+	Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum.(1)
10.12+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum.(3)
10.13	Sublease Agreement, dated May 28, 2013, by and between Amylin Pharmaceuticals, LLC and MethylGene US, Inc.(4)
10.14	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (6)
10.15+	Letter Agreement, dated August 30, 2013, by and between the Registrant and Dr. Isan Chen.(5)
10.16+	Letter Agreement, dated May 20, 2013, by and between Methylgene Inc. and James Christensen.(7)
10.17+	Form of Indemnity Agreement.(5)
10.18+	Amended and Restated Non-Employee Director Compensation Policy. (10)
10.19+	Transition and Separation Letter Agreement, dated June 24, 2016, by and between Mirati Therapeutics, Inc. and Mark J. Gergen.(11)
10.20+	Letter Agreement, dated September 13, 2016, by and between Mirati Therapeutics, Inc. and Christopher LeMasters.
10.21+	Amendment to Amended and Restated Employment Agreement, dated December 19, 2016, by and between the Registrant and Dr. Charles Baum.
10.22+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Jamie Donadio.
10.23+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Dr. Isan Chen.
10.24+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and James Christensen.
10.25+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Christopher LeMasters.
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm- US.
23.2	Consent of Independent Registered Public Accounting Firm- Canada.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on July 9, 2013.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 13, 2013.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-191544), filed with the Securities and Exchange Commission on October 3, 2013.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(7)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 9, 2015.

(8)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(9)
Incorporated by reference to Mirati Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 3, 2016 (for the Amended and Restated 2013 Equity Incentive Plan) and Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013 (for the Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder).

(10)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 9, 2016.

(11)	Incorporated by reference to Mirati Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 4, 2016.

(12)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.