Form 10-Q
period 2017-03-31
Mirati Therapeutics, Inc.
filed 2017-05-04
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on May 1, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	24,939,797

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,757	$22,383
Short-term investments	75,703	34,351
Other current assets	2,465	2,821
Total current assets	107,925	59,555
Property and equipment, net	638	629
Other long-term assets	2,202	3,260
Total assets	$110,765	$63,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,282	$15,002
Total current liabilities	11,282	15,002
Other liabilities	367	133
Total liabilities	11,649	15,135
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,939,797 and 19,937,095 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	25	20
Additional paid-in capital	497,531	428,507
Accumulated other comprehensive income	9,604	9,533
Accumulated deficit	(408,044)	(389,751)
Total stockholders’ equity	99,116	48,309
Total liabilities and stockholders’ equity	$110,765	$63,444

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Expenses
Research and development	$14,397	$17,988
General and administrative	3,693	4,130
Total operating expenses	18,090	22,118
Loss from operations	(18,090)	(22,118)
Other income, net	244	204
Net loss	$(17,846)	$(21,914)
Unrealized gain on available-for-sale investments	71	27
Comprehensive loss	$(17,775)	$(21,887)
Basic and diluted net loss per share	$(0.73)	$(1.13)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,383,941	19,380,840

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(17,846)	$(21,914)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	45	58
Amortization of discount or premium on investments	(71)	14
Share-based compensation expense	1,766	3,038
Changes in operating assets and liabilities:
Other current assets	704	843
Other long-term assets	710	—
Accounts payable, accrued liabilities and other long-term liabilities	(3,540)	1,009
Cash flows used for operating activities	(18,232)	(16,952)
Investing activities:
Purchases of short-term investments	(63,310)	(21,797)
Disposal and maturities of short-term investments	22,100	21,530
Purchases of property and equipment	—	(45)
Cash flows used in investing activities	(41,210)	(312)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	66,816	—
Proceeds from exercise of common stock options and warrants	—	2,326
Cash flows provided by financing activities	66,816	2,326
Increase (decrease) in cash and cash equivalents	7,374	(14,938)
Cash and cash equivalents, beginning of period	22,383	49,493
Cash and cash equivalents, end of period	$29,757	$34,555

Supplemental disclosures of non-cash investing activities:
Fixed asset additions included within accounts payable	$54	$—

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

1. Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on product candidates intended to treat specific genetically defined and selected subsets of cancer patients with unmet needs.

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Net loss per share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option and warrant agreements.

The following table presents the weighted average number of common share equivalents not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended March 31,
	2017	2016
Common stock options	—	438,457
Common stock warrants	6,450,612	888,331
Total	6,450,612	1,326,788

3. Recently Issued and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standard Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance changes the accounting and simplifies various aspects of the accounting for share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur or based on an estimated number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. Effective January 1, 2017, the Company adopted the provisions of ASU 2016-09. The impact of this adoption was limited to the accounting for forfeitures of certain stock based awards, which is adopted on a modified retrospective basis. Upon adoption, the Company will no longer estimate forfeitures and will instead account for forfeitures as they occur. This policy election was made to allow simplification of the accounting for share based awards. The cumulative effect of adoption was an increase to both additional paid-in capital and accumulated deficit of $0.4 million.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. Although we currently do not have any revenue contracts, we early adopted this standard effective January 1, 2017 using the full retrospective method of adoption so that, in the event we enter into any revenue contracts, the contracts will be accounted for under the new guidance from inception of the contract.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued financial statements. The Company does not expect the adoption to have any significant impact on its consolidated financial statements, and is in the process of determining whether to early adopt the new guidance.

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

4. Investments

The following tables summarize our short-term investments (dollars in thousands):

		As of March 31, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$36,350	$1	$(5)	$36,346
Commercial paper	1 year or less	39,268	89	—	39,357
		$75,618	$90	$(5)	$75,703

		As of December 31, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$20,622	$—	$(3)	$20,619
Commercial paper	1 year or less	13,717	15	—	13,732
		$34,339	$15	$(3)	$34,351

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2017, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,165	$3,165	$—	$—
Money market funds	20,364	20,364	—	—
Corporate debt securities	6,228	—	6,228	—
Total cash and cash equivalents	29,757	23,529	6,228	—

Short-term investments:
Corporate debt securities	36,346	—	36,346	—
Commercial paper	39,357	—	39,357	—
Total short-term investments	75,703	—	75,703	—
Total	$105,460	$23,529	$81,931	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$2,728	$2,728	$—	$—
Money market funds	19,655	19,655	—	—
Total cash and cash equivalents	22,383	22,383	—	—

Short-term investments:
Corporate debt securities	20,619	—	20,619	—
Commercial paper	13,732	—	13,732	—
Total short-term investments	34,351	—	34,351	—
Total	$56,734	$22,383	$34,351	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2017 and December 31, 2016. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three months ended March 31, 2017 or the year ended December 31, 2016.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Prepaid expenses	$1,575	$1,879
Deposits and other receivables	733	759
Interest receivable	157	183
	$2,465	$2,821

The other long-term assets balance consisted of $2.2 million and $3.3 million in deposits paid in conjunction with the Company's research and development activities as of March 31, 2017 and December 31, 2016, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Computer equipment	$329	$329
Office and other equipment	301	301
Laboratory equipment	617	563
Leasehold improvements	63	63
Gross property and equipment	1,310	1,256
Less: Accumulated depreciation	(672)	(627)
Property and equipment, net	$638	$629
The Company incurred immaterial depreciation expense for both the three months ended March 31, 2017 and 2016.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Accounts payable	$3,450	$6,296
Accrued clinical, development and other expenses	5,788	5,743
Accrued compensation and benefits	2,028	2,923
Other current liabilities	16	40
	$11,282	$15,002

9. Warrants

As of March 31, 2017 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 21, 2012	November 21, 2017	$7.86	695,383

Refer to footnote 11 for further detail of the new warrants issued during the first quarter of 2017.

During the three months ended March 31, 2017, no warrants were exercised. During the three months ended March 31, 2016, warrants for 419,244 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million. The Company issued a total of 603,545 shares of common stock for the same period.

10. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in phases, 2,300 square feet of space which commenced on July 1, 2014 at an initial monthly rent of $5,900 per month and 15,600 square feet of space which commenced on March 27, 2015 at an initial monthly rent of $18,200 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The lease will expire on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) to amend the original lease agreement. The Amendment extends the term of the original lease for one year through January 31, 2019. All other terms and covenants from the original lease agreement remain unchanged.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2017	$229
2018	314
2019	26
Total minimum lease payments	$569

11. Stockholders' Equity

Sale of Common Stock

In January 2017, the Company sold 5,002,702 million shares of its common stock at a public offering price of $5.60 per share and sold warrants to purchase up to 7,258,263 shares of its common stock at a public offering price of $5.599 per warrant share. The public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $66.8 million. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise. Pursuant to the terms of the financing, the Company has an effective resale registration statement on file with the SEC covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

Share-based Compensation

Total share-based compensation expense by operating statement classification is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense	$982	$1,458
General and administrative expense	784	1,580
	$1,766	$3,038

During the three months ended March 31, 2017, no shares were issued pursuant to stock option exercises. During the three months ended March 31, 2016, 20,296 shares were issued pursuant to stock option exercises, generating net proceeds of $0.2 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission ("SEC").
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

References in the following discussion to "we," "our," "us," "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

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

Our clinical pipeline consists of three product candidates: glesatinib, sitravatinib and mocetinostat. Both glesatinib and sitravatinib are orally-bioavailable, spectrum-selective kinase inhibitors with distinct target profiles that are in development for the treatment of patients with NSCLC and other solid tumors. Glesatinib is in Phase 2 clinical development, and targets the MET and Axl receptor tyrosine kinase families ("RTKs"). Sitravatinib is in Phase 1b clinical development and targets genetic alterations in RET gene rearrangements, CHR4q12 amplifications, CBL mutations and AXL alterations. We are also evaluating sitravatinib in a Phase 2 clinical trial to determine its ability to enhance the clinical efficacy of nivolumab, a checkpoint inhibitor approved for the treatment of patients with a variety of solid tumors including NSCLC and metastatic Renal Cell Carcinoma (“RCC”). Our third candidate is mocetinostat, an orally-bioavailable, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat is in Phase 2 clinical development in combination with durvalumab, MedImmune Limited’s ("MedImmune") anti-PD-L1 immune checkpoint inhibitor, for the treatment of patients with NSCLC.

Our novel kinase inhibitors, glesatinib and sitravatinib, are intended to treat specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis. Sitravatinib is a potent inhibitor of the Tyro, Axl, Mer ("TAM") family of kinases which we believe may lead to enhanced anti-tumor immunity in combination with immune checkpoint inhibitors by changing the tumor microenvironment from a tolerogenic to an immunogenic state and increasing anti-tumor immune response by reducing T-cell and macrophage suppressor effects. Our HDAC inhibitor, mocetinostat, acts through epigenetic mechanisms, which could potentially enhance the efficacy of immune checkpoint inhibitors when used in combination.

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

We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and our corporate headquarters is located in San Diego, California.

Program Updates
Single Agent Programs

Our single agent clinical programs are focused on select populations of patients with a variety of solid tumors but with a primary focus on patients with NSCLC, which accounts for 80 to 85% of all lung cancer diagnoses. There remains a significant unmet need and commercial opportunity for novel targeted agents that improve patient outcomes.

Glesatinib

We are enrolling patients in our registration-enabling Phase 2 non-small cell lung cancer ("NSCLC") AMETHYST clinical trial, which is evaluating single agent glesatinib for the treatment of NSCLC patients with MET driver alterations. In January 2017, we reported preliminary data that demonstrated promising activity in these molecularly selected patients.  In NSCLC patients with MET Exon 14 deletion mutations treated with glesatinib, assessed as of December 2, 2016 across both the Phase 1b and Phase 2 trials, tumor reduction was observed in 11 of 13 patients, with confirmed and unconfirmed partial responses in 6 of 13 evaluable patients. Glesatinib also demonstrated clinical benefit in NSCLC patients with MET gene amplification, including tumor reduction in six of eight patients as well as two unconfirmed partial responses out of eight evaluable patients. We expect to provide an update on efficacy data from the AMETHYST trial in the second half of 2017.

Sitravatinib

We are enrolling patients in our Phase 1b expansion clinical trial, which is evaluating single agent sitravatinib for the treatment of NSCLC patients with RET, CHR4q12 and CBL genetic alterations.  In January 2017, we reported that six NSCLC patients with RET fusion mutations had been enrolled and all four evaluable patients showed tumor reductions with one confirmed and one unconfirmed response related to a December 9, 2016 assessment.  We expect to provide an update on efficacy data in the third quarter of 2017.

Immuno-oncology Combination Programs

Sitravatinib plus nivolumab

Sitravatinib is a potent inhibitor of the TAM (Tyro, Axl, Mer) and split (KDR, KIT) tyrosine kinase families which have been shown in preclinical studies to enhance anti-tumor immunity and the effects of checkpoint inhibitors. In November 2016, the Company initiated enrollment in a multicenter Phase 2 NSCLC clinical trial evaluating sitravatinib, dosed once per day at 120 milligrams, in combination with full dose nivolumab, a PD-1 checkpoint inhibitor approved for the treatment of patients with NSCLC. The trial is enrolling patients who have relapsed after treatment with a checkpoint inhibitor.  The Company expects to provide initial results from this combination trial in the second half of 2017.

Mocetinostat plus durvalumab

We are collaborating with MedImmune/Astra Zeneca on a Phase 2 clinical trial combining mocetinostat, an orally administered spectrum-selective Class 1 HDAC inhibitor, and durvalumab, MedImmune's monoclonal antibody inhibiting PD-L1. We recently established a Phase 2 dose for mocetinostat of 70 milligrams dosed three times per week, given in combination with full dose durvalumab and opened enrollment of the Phase 2 portion of this clinical trial Preclinical data have shown that mocetinostat significantly enhances the efficacy of the checkpoint inhibitor through its effects on the tumor microenvironment. The combination trial is exploring the potential of mocetinostat to enhance the effectiveness of durvalumab in NSCLC patients and we expect to provide an update in mid 2017.

Liquidity Overview
In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million.  At March 31, 2017, we had $105.5 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $17.8 million and $21.9 million for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had an accumulated deficit of $408.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes the significant items within our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,		Increase
	2017	2016	(Decrease)
Research and development expenses	$14,397	$17,988	$(3,591)
General and administrative expenses	3,693	4,130	(437)
Other income (expense), net	244	204	40

Research and development expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations (“CROs”) and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	cost of allocated facilities and depreciation of equipment.

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of glesatinib, sitravatinib and mocetinostat. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing glesatinib, sitravatinib, mocetinostat or any of our preclinical programs into advanced stages of clinical development.

Our research and development efforts during the three months ended March 31, 2017 and 2016 were focused primarily on our oncology programs, including our two lead kinase programs, glesatinib and sitravatinib, and our HDAC inhibitor program, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended March 31,		Increase
	2017	2016	(Decrease)
Third-party research and development expenses:
Glesatinib	$5,061	$9,291	$(4,230)
Sitravatinib	2,084	1,210	874
Mocetinostat	1,072	961	111
Preclinical and early discovery	2,155	1,790	365
Total third-party research and development expenses	10,372	13,252	(2,880)
Salaries and other employee related expense	2,510	2,328	182
Share-based compensation expense	982	1,458	(476)
Other research & development costs	533	950	(417)
Research and development expense	$14,397	$17,988	$(3,591)
Research and development expenses for the three months ended March 31, 2017 were $14.4 million compared to $18.0 million during the three months ended March 31, 2016. The decrease of $3.6 million for the three months ended March 31, 2017 primarily relates to decreases in third-party development expense of $2.9 million and share-based compensation expense of $0.5 million. The decrease in third-party research and development expense is primarily driven by a decrease in expenses associated with glesatinib of $4.2 million due primarily to a reduction in manufacturing expenses. This decrease in expense associated with glesatinib is partially offset by an increase in expenses associated with sitravatinib of $0.9 million due primarily to costs associated with our ongoing Phase 1b clinical trial. The decrease in share-based compensation expense is due to lower exercise prices for options granted during the last half of 2016, which resulted in a corresponding decrease in the fair value of stock options awarded. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $3.7 million and $4.1 million, respectively. The decrease of $0.4 million for the three months ended March 31, 2017 compared to the same period of 2016 is largely the result of a decrease in non-cash share-based compensation expense, which is due to lower exercise prices for options granted during the last half of 2016 and first quarter of 2017, which resulted in a corresponding decrease in the fair value of options awarded.

Liquidity and Capital Resources
In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million. At March 31, 2017, we had $105.5 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date this quarterly report on Form 10-Q is filed with the SEC. To fund future operations, we will likely need to raise additional capital.
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

Cash Flows for the Three Months Ended March 31, 2017 and 2016

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(18,232)	$(16,952)
Net cash used in investing activities	(41,210)	(312)
Net cash provided by financing activities	66,816	2,326
Increase (decrease) in cash	7,374	(14,938)

Net cash used in operating activities

Net cash used for operating activities for the three months ended March 31, 2017 was $18.2 million, compared to $17.0 million for the three months ended March 31, 2016, an increase of $1.2 million. Cash used in operating activities during 2017 primarily related to our net loss of $17.8 million, adjusted for non-cash items such as share-based compensation expense of $1.7 million and net cash inflows from a change in our operating assets and liabilities of $2.1 million.

Net cash provided by, (used in) investing activities

For the three months ended March 31, 2017 investing activities used cash of $41.2 million due to purchases of short term investments, offset by maturities of short-term investments. Investing activities for the three months ended March 31, 2016 used cash of $0.3 million as a result of purchases in short-term investments and property and equipment, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $66.8 million and consisted of net proceeds from the issuance of common stock from our January 2017 public offering of common stock and pre-funded warrants. Net cash provided by financing activities for the three months ended March 31, 2016 was $2.3 million and consisted of proceeds from the exercise of warrants and stock options.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2017 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements

*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $14.4 million and $18.0 million for the three months ended March 31, 2017 and 2016, respectively. In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million and in 2015 we completed two public offerings of our common stock that generated net proceeds of $143.3 million. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. Any delay resulting from such further or repeat studies or trials could also result in the need for additional financing. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended March 31, 2017 and 2016 was $17.8 million and $21.9 million, respectively. As of March 31, 2017, we had an accumulated deficit of $408.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. Glesatinib is currently in a Phase 2 clinical trial, mocetinostat is currently in a Phase 2 combination clinical trial and sitravatinib is in Phase 1b single agent and Phase 2 combination clinical trials. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive, we may seek to enter into collaborations with companies that have more resources and experience in order to continue to develop and commercialize our product candidates. We also may be required due to financial or scientific constraints to enter into additional collaboration agreements to research and/or to develop and commercialize our product candidates. The establishment and realization of such collaborations may not be possible or may be problematic. There can be no assurance that we will be able to establish such additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful or maintained for any specific product candidate or indication. If we are unable to reach successful agreements with suitable collaboration partners for the ongoing development and commercialization of our product candidates, we may face increased costs, we may be forced to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize such product candidates, and we may be unable to commercialize products or programs for which a suitable collaboration partner cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. Outside of the United States, the successful commercialization of our products will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), became law in the United States. There is significant uncertainty regarding the ACA and potential future healthcare reform and its impact on our operations. Moreover, in the United States, there has recently been significantly increased government enforcement and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and such measures, if enacted, could adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Based on the information available to us as of March 31, 2017, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 40% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own 28% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

None.

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

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
10.1	Amended and Restated 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.
10.2	Amended and Restated Non-employee Director Compensation Policy.
10.3	First Amendment to Lease to 9393 Towne Centre Drive, dated March 23, 2017. (4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: May 4, 2017	by:	/s/ Charles M. Baum
Chief Executive Officer

Date: May 4, 2017	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer