Form 10-Q
period 2017-06-30
Mirati Therapeutics, Inc.
filed 2017-08-03
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on July 31, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	24,969,783

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,955	$22,383
Short-term investments	67,883	34,351
Other current assets	4,439	2,821
Total current assets	92,277	59,555
Property and equipment, net	618	629
Other long-term assets	2,089	3,260
Total assets	$94,984	$63,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,737	$15,002
Total current liabilities	11,737	15,002
Other liabilities	280	133
Total liabilities	12,017	15,135
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,969,783 and 19,937,095 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	25	20
Additional paid-in capital	499,824	428,507
Accumulated other comprehensive income	9,501	9,533
Accumulated deficit	(426,383)	(389,751)
Total stockholders’ equity	82,967	48,309
Total liabilities and stockholders’ equity	$94,984	$63,444

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expenses
Research and development	$14,962	$18,441	$29,359	$36,429
General and administrative	3,654	3,786	7,348	7,916
Total operating expenses	18,616	22,227	36,707	44,345
Loss from operations	(18,616)	(22,227)	(36,707)	(44,345)
Other income, net	277	166	522	370
Net loss	$(18,339)	$(22,061)	$(36,185)	$(43,975)
Unrealized gain (loss) on available-for-sale investments	(104)	33	(32)	60
Comprehensive loss	$(18,443)	$(22,028)	$(36,217)	$(43,915)
Basic and diluted net loss per share	$(0.74)	$(1.11)	$(1.47)	$(2.24)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,950,012	19,912,938	24,668,540	19,646,889

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(36,185)	$(43,975)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	91	101
Amortization of discount or premium on investments	(178)	25
Share-based compensation expense	3,989	5,326
Changes in operating assets and liabilities:
Other current assets	(2,054)	1,349
Other long-term assets	1,605	(395)
Accounts payable, accrued liabilities and other long-term liabilities	(3,117)	3,973
Cash flows used in operating activities	(35,849)	(33,596)
Investing activities:
Purchases of short-term investments	(86,424)	(49,680)
Sales and maturities of short-term investments	53,038	55,778
Purchases of property and equipment	(80)	(45)
Cash flows provided by, (used in) investing activities	(33,466)	6,053
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	66,816	—
Proceeds from exercise of common stock options and warrants	—	2,355
Proceeds from stock issuances under employee stock purchase plan	71	237
Cash flows provided by financing activities	66,887	2,592
Decrease in cash and cash equivalents	(2,428)	(24,951)
Cash and cash equivalents, beginning of period	22,383	49,493
Cash and cash equivalents, end of period	$19,955	$24,542

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

1. Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage biopharmaceutical company focused on developing a pipeline of targeted oncology products. The Company focuses its development programs on drug product candidates intended to treat specific genetically defined and selected subsets of cancer patients with unmet needs.

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

The following table presents the weighted average number of common share equivalents not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock options	—	255,551	—	330,450
Common stock warrants	7,256,368	352,441	6,855,779	611,223
Total	7,256,368	607,992	6,855,779	941,673

3. Recently Adopted and Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. We adopted this guidance as of December 31, 2016 and the adoption did not require any additional disclosures in our consolidated financial statements for the year ended December 31, 2016 or for the period ended June 30, 2017.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued financial statements. The Company early adopted this standard effective April 1, 2017 in connection with an immaterial collaboration agreement it entered into during the quarter. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

4. Investments

The following tables summarize our short-term investments (dollars in thousands):

		As of June 30, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$31,306	$—	$(16)	$31,290
Commercial paper	2 years or less	36,597	2	(6)	36,593
		$67,903	$2	$(22)	$67,883

		As of December 31, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$20,622	$—	$(3)	$20,619
Commercial paper	1 year or less	13,717	15	—	13,732
		$34,339	$15	$(3)	$34,351

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2017, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$2,486	$2,486	$—	$—
Money market funds	17,469	17,469	—	—
Total cash and cash equivalents	19,955	19,955	—	—

Short-term investments:
Corporate debt securities	31,290	—	31,290	—
Commercial paper	36,593	—	36,593	—
Total short-term investments	67,883	—	67,883	—
Total	$87,838	$19,955	$67,883	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$2,728	$2,728	$—	$—
Money market funds	19,655	19,655	—	—
Total cash and cash equivalents	22,383	22,383	—	—

Short-term investments:
Corporate debt securities	20,619	—	20,619	—
Commercial paper	13,732	—	13,732	—
Total short-term investments	34,351	—	34,351	—
Total	$56,734	$22,383	$34,351	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2017 and December 31, 2016. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2017 or the year ended December 31, 2016.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Prepaid expenses	$3,347	$1,879
Deposits and other receivables	853	759
Interest receivable	239	183
	$4,439	$2,821

The other long-term assets balance consisted of $2.1 million and $3.3 million in deposits paid in conjunction with the Company's research and development activities as of June 30, 2017 and December 31, 2016, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Computer equipment	$329	$329
Office and other equipment	301	301
Laboratory equipment	643	563
Leasehold improvements	63	63
Gross property and equipment	1,336	1,256
Less: Accumulated depreciation	(718)	(627)
Property and equipment, net	$618	$629

The Company incurred immaterial depreciation expense for both the three months ended June 30, 2017 and 2016 and $0.1 million for both the six months ended June 30, 2017 and 2016.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Accounts payable	$3,973	$6,296
Accrued clinical, development and other expenses	5,602	5,743
Accrued compensation and benefits	2,143	2,923
Other current liabilities	19	40
	$11,737	$15,002

9. Warrants

As of June 30, 2017 the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 21, 2012	November 21, 2017	$7.86	695,383

Refer to footnote 11 for further detail of the warrants issued in January 2017.

During the three and six months ended June 30, 2017, no warrants were exercised. During the three months ended June 30, 2016, no warrants were exercised. During the six months ended June 30, 2016, warrants for 419,244 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million. The Company issued a total of 603,545 shares of common stock for the same period.

10. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in phases, 2,300 square feet of space which commenced on July 1, 2014 at an initial monthly rent of $5,900 per month and 15,600 square feet of space which commenced on March 27, 2015 at an initial monthly rent of $18,200 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provides for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement (the “Amendment”) to amend the original lease agreement. The Amendment extends the term of the original lease for one year through January 31, 2019. All other terms and covenants from the original lease agreement remain unchanged.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2017	$127
2018	314
2019	26
Total minimum lease payments	$467

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

Share-based Compensation

Total share-based compensation expense by statement of operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expense	$938	$1,478	$1,919	$2,936
General and administrative expense	1,285	810	2,070	2,390
	$2,223	$2,288	$3,989	$5,326

During the three and six months ended June 30, 2017, no shares were issued pursuant to stock option exercises. During the three months ended June 30, 2016, 1,836 shares were issued pursuant to stock option exercises, generating immaterial net proceeds. During the six months ended June 30, 2016, 22,132 shares were issued pursuant to stock option exercises, generating net proceeds of $0.2 million.

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

Overview

Company Overview

Mirati Therapeutics is a clinical-stage oncology company developing targeted drug products to address the genetic, epigenetic and immunological promoters of cancer. Our precision oncology clinical programs utilize next-generation genomic testing to identify and select cancer patients who are most likely to benefit from targeted drug treatment. In immuno-oncology, we are advancing clinical programs where the ability of our drug products to improve the immune environment of tumor cells may enhance and expand the efficacy of existing immunotherapy medicines when given in combination. Our pre-clinical programs include potentially first-in-class and best-in-class drug products specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better drugs and better outcomes for patients.

Mirati’s clinical pipeline consists of three product candidates: glesatinib, sitravatinib and mocetinostat. Glesatinib is a potent inhibitor of MET and Axl receptor tyrosine kinase families ("RTKs") and is currently being evaluated in a Phase 2 clinical trial for the treatment of patients with non-small cell lung cancer (“NSCLC”) characterized by specific MET mutations. Sitravatinib is a multi-targeted RTK inhibitor that is being tested as a single agent in a Phase 1b clinical trial for the treatment of patients with NSCLC and other tumor types defined by alterations in RET, CBL and CHR4q12. Both glesatinib and sitravatinib are intended to treat specific mutations that drive the growth of cancer or are implicated in cancer drug resistance or pathogenic processes such as tumor angiogenesis.

Sitravatinib is also a potent inhibitor of both VEGF and TAM (Tyro, Axl, and Mer) RTKs, which we believe may enhance anti-tumor immunity when combined with checkpoint inhibitors. Pre-clinical studies have demonstrated that Sitravatinib can change the tumor microenvironment from a tolerogenic to an immunogenic state, improving the body’s anti-tumor immune response by reducing T-cell and macrophage suppressor effects. We are evaluating the potential of sitravatinib to enhance and expand the clinical efficacy of immune checkpoint inhibitors in a Phase 2 clinical trial in combination with nivolumab, Bristol Myers Squibb’s anti-PD-1 inhibitor, in patients with NSCLC and metastatic renal cell carcinoma.

Our third candidate is mocetinostat, an orally-bioavailable, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat acts through epigenetic mechanisms and has demonstrated preclinically the ability to block the effects of immune suppressive cells that counter the immune system’s ability to fight tumors and reduce the effectiveness of treatment with checkpoint inhibitors. Mocetinostat is being evaluated in a Phase 2 clinical trial in combination with durvalumab, MedImmune Limited’s ("MedImmune") anti-PD-L1 inhibitor, for the treatment of patients with NSCLC.

Two candidates are in pre-clinical development. The first is a highly-potent and potentially best-in-class LSD1 inhibitor with potential for rapid clinical proof-of-concept in small cell lung cancer or acute myeloid leukemia. An investigational new drug ("IND") submission is planned for this compound in late 2017. Additionally, a mutant-selective KRAS inhibitor program is advancing to candidate selection phase and prototype inhibitors have demonstrated marked tumor regression in KRAS mutant tumor models, with an IND candidate selection anticipated by the end of 2017. We plan to identify additional drug development opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug product candidates.

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

Glesatinib

We are enrolling patients in our registration-enabling Phase 2 NSCLC clinical trial (the AMETHYST Trial), which is evaluating single agent glesatinib for the treatment of NSCLC patients with MET driver alterations in two cohorts: patients with MET gene amplifications and patients with MET Exon 14 deletions. We reported preliminary clinical data for both cohorts in January 2017. We expect to provide an update on efficacy data from the AMETHYST trial in the second half of 2017 that we expect will be sufficient to enable an assessment of the profile of glesatinib and inform our development plans going forward.

Sitravatinib

We are enrolling patients in our multi-center Phase 1b expansion clinical trial (the CITRINE Trial), which is evaluating single agent sitravatinib for the treatment of NSCLC patients with RET, CHR4q12 and CBL genetic alterations. We reported early data from this clinical trial in January 2017; we expect to provide a further update on efficacy data in the second half of 2017.

Immuno-oncology Combination Programs

Sitravatinib plus nivolumab

We are enrolling patients in a Phase 2 NSCLC clinical trial evaluating sitravatinib, dosed once per day at 120 milligrams, in combination with full dose nivolumab, a PD-1 checkpoint inhibitor approved for the treatment of patients with NSCLC. The clinical trial is enrolling patients who have relapsed after treatment with a checkpoint inhibitor, as well as checkpoint inhibitor-naïve patients.

Mocetinostat plus durvalumab

We are collaborating with MedImmune/Astra Zeneca on a Phase 2 NSCLC clinical trial combining mocetinostat and durvalumab, MedImmune's PD-L1 inhibitor for the treatment of patients with NSCLC. In this clinical trial, mocetinostat is dosed three times per week at 70 milligrams in combination with full dose durvalumab. The clinical trial is enrolling patients who have relapsed after treatment with a checkpoint inhibitor, as well as checkpoint inhibitor-naïve patients.

We expect to provide an update on both immuno-oncology combination clinical trials in the second half of 2017.

Liquidity Overview
In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million.  At June 30, 2017, we had $87.8 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations, we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”
We have incurred losses in each year since our inception. Our net losses were $18.3 million and $22.1 million for the three months ended June 30, 2017 and 2016 and $36.2 million and $44.0 million for the six months ended June 30, 2017 and 2016. As of June 30, 2017, we had an accumulated deficit of $426.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016
The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Research and development expenses	$14,962	$18,441	$(3,479)	$29,359	$36,429	$(7,070)
General and administrative expenses	3,654	3,786	(132)	7,348	7,916	(568)
Other income, net	277	166	111	522	370	152

Research and development expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations (“CROs”) and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	cost of allocated facilities and depreciation of equipment.

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

Our research and development efforts during the three and six months ended June 30, 2017 and 2016 were focused primarily on our oncology programs, including our two lead kinase programs, glesatinib and sitravatinib, and our HDAC inhibitor program, mocetinostat. The following table summarizes our research and development expenses, in thousands:

	Three months ended June 30,		Increase	Six Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Third-party research and development expenses:
Glesatinib	$4,838	$7,089	$(2,251)	$9,788	$16,380	$(6,592)
Sitravatinib	2,980	1,552	1,428	5,175	2,763	2,412
Mocetinostat	1,106	1,216	(110)	2,178	2,177	1
Preclinical and early discovery	2,036	4,379	(2,343)	4,191	6,168	(1,977)
Total third-party research and development expenses	10,960	14,236	(3,276)	21,332	27,488	(6,156)
Salaries and other employee related expense	2,438	2,139	299	4,948	4,467	481
Share-based compensation expense	938	1,478	(540)	1,919	2,936	(1,017)
Other research & development costs	626	588	38	1,160	1,538	(378)
Research and development expense	$14,962	$18,441	$(3,479)	$29,359	$36,429	$(7,070)
Research and development expenses for the three months ended June 30, 2017 were $15.0 million compared to $18.4 million during the three months ended June 30, 2016. The decrease of $3.5 million for the three months ended June 30, 2017 primarily relates to decreases in third-party development expense of $3.3 million. The decrease in third-party research and development expense is primarily driven by decreases in expenses associated with glesatinib of $2.3 million and preclinical and early discovery expenses of $2.3 million. The decrease in glesatinib expense is due primarily to a reduction in manufacturing expenses. The decrease in preclinical and early discovery expense is due to the absence of expense associated with a one-time license fee incurred in the second quarter of 2016 related to an early stage discovery project. These decreases in expenses are partially offset by an increase in expenses associated with sitravatinib of $1.4 million due primarily to costs associated with our ongoing Phase 1b clinical trial.

Research and development expenses for the six months ended June 30, 2017 were $29.4 million compared to $36.4 million during the six months ended June 30, 2016. The decrease of $7.1 million for the six months ended June 30, 2017 primarily relates to a decrease in third-party development expense of $6.2 million and share-based compensation expense of $1.0 million. The decrease in third-party research and development expense is primarily driven by decreases in expenses associated with glesatinib of $6.6 million and preclinical and early discovery expenses of $2.0 million. The decrease in glesatinib expense is due primarily to a reduction in manufacturing expenses. The decrease in preclinical and early discovery expense is due to the absence of expense associated with a one-time license fee incurred during 2016 related to an early stage discovery project. These decreases in expenses are partially offset by an increase in expenses associated with sitravatinib of $2.4 million, due primarily to costs associated with our ongoing Phase 1b clinical trial. The decrease in share-based compensation expense is due to lower exercise prices for options granted during the last half of 2016 and first half of 2017, which resulted in a corresponding decrease in the fair value of stock options awarded and the resulting share-based compensation expense associated with those options. Based upon our current development plans we expect our research and development expenses to continue to increase as we advance the clinical development of our current and future drug candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended June 30, 2017 were largely unchanged compared to the same period of 2016 and were $3.7 million and $3.8 million, respectively.
General and administrative expenses for the six months ended June 30, 2017 compared to the same period in 2016 were $7.3 million and $7.9 million, respectively. The decrease of $0.6 million is primarily due to a decrease in share-based compensation expense, which is due to lower exercise prices for options granted during the last half of 2016 and the first half of 2017, which resulted in a corresponding decrease in the fair value of stock options awarded and the resulting share-based compensation expense associated with those options.

Liquidity and Capital Resources
In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million. At June 30, 2017, we had $87.8 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date of this quarterly report on Form 10-Q is filed with the SEC.
To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. Since inception, we have primarily devoted our resources to our research and development programs, including discovery research, preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(35,849)	$(33,596)
Net cash provided by, (used in) investing activities	(33,466)	6,053
Net cash provided by financing activities	66,887	2,592
Decrease in cash	(2,428)	(24,951)

Net cash used in operating activities

Net cash used for operating activities for the six months ended June 30, 2017 was $35.8 million, compared to $33.6 million for the six months ended June 30, 2016, an increase of $2.3 million. Cash used in operating activities during 2017 primarily related to our net loss of $36.2 million, adjusted for non-cash items such as share-based compensation expense of $4.0 million and net cash inflows from a change in our operating assets and liabilities of $3.6 million.

Net cash provided by, (used in) investing activities

For the six months ended June 30, 2017 investing activities used cash of $33.5 million due to purchases of short term investments, offset by maturities of short-term investments. Investing activities for the six months ended June 30, 2016 provided cash of $6.1 million as a result of maturities of short-term investments, offset by purchases in short-term investments and property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $66.9 million and consisted of net proceeds of $66.8 million from the issuance of common stock from our January 2017 public offering of common stock and pre-funded warrants, and proceeds from stock issuances under the employee stock purchase plan of $0.1 million. Net cash provided by financing activities for the six months ended June 30, 2016 was $2.6 million and consisted of proceeds from the exercise of warrants and stock options and stock issuances under the employee stock option plan.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2017, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the six months ended June 30, 2017 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $15.0 million and $18.4 million for the three months ended June 30, 2017 and 2016, respectively, and $29.4 million and $36.4 million for the six months ended June 30, 2017 and 2016, respectively. In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and six months ended June 30, 2017 and 2016 was $18.3 million and $22.1 million, respectively, and $36.2 million and $44.0 million, respectively. As of June 30, 2017, we had an accumulated deficit of $426.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

A key part of our development strategy for each of glesatinib, sitravatinib and mocetinostat is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. We expect that the FDA and comparable foreign regulatory authorities will require the regulatory approval of a companion diagnostic as a condition to approving our product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We are developing companion diagnostics in collaboration with diagnostic platform providers including Foundation Medicine, Inc., Guardant Health and Qiagen Manchester Limited that we are using in the current Phase 2 trial of glesatinib, and that we anticipate using in later stage trials and commercialization, if approved. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for sitravatinib and mocetinostat product candidates.

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

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. In the oncology market, our major competitors include, but are not limited to: AbbVie, Inc., AstraZeneca PLC, Exelixis Inc., GlaxoSmithKline PLC, Ignyta, Inc., BergenBio, Blueprint Medicines, Loxo Oncology, Syndax Pharmaceuticals Inc., Merck KGaA, NantPharma LLC, Novartis AG, Pfizer Inc. Sanofi S. A., and Janssen among others.

Many companies have filed, and continue to file, patent applications in oncology which may or could affect our program. Some of these patent applications may have already been allowed or issued, and others may issue in the future. These companies include, but are not limited to: Bristol-Myers Squibb Company; Compugen Limited; Exelixis; GlaxoSmithKline PLC; Novartis; Pfizer and Araxes Pharma LLC. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed, and additional patents granted, in the future, as well as additional research and development programs expected in the future.

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

Based on the information available to us as of June 30, 2017, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 45% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own 28% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change U.S. net operating loss carryforwards ("NOLs"), and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income may be limited. We may have experienced an ownership change based on past financing transactions and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

MIRATI THERAPEUTICS, INC.

Date: August 3, 2017	by:	/s/ Charles M. Baum
Chief Executive Officer

Date: August 3, 2017	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer