Form 10-Q
period 2017-09-30
Mirati Therapeutics, Inc.
filed 2017-11-01
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on October 30, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	25,301,341

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,784	$22,383
Short-term investments	54,178	34,351
Other current assets	4,439	2,821
Total current assets	79,401	59,555
Property and equipment, net	571	629
Other long-term assets	2,089	3,260
Total assets	$82,061	$63,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,580	$15,002
Total current liabilities	13,580	15,002
Other liabilities	329	133
Total liabilities	13,909	15,135
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,977,720 and 19,937,095 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	25	20
Additional paid-in capital	501,346	428,507
Accumulated other comprehensive income	9,514	9,533
Accumulated deficit	(442,733)	(389,751)
Total stockholders’ equity	68,152	48,309
Total liabilities and stockholders’ equity	$82,061	$63,444

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expenses
Research and development	$13,482	$16,106	$42,841	$52,535
General and administrative	3,119	3,475	10,467	11,391
Total operating expenses	16,601	19,581	53,308	63,926
Loss from operations	(16,601)	(19,581)	(53,308)	(63,926)
Other income, net	251	160	773	530
Net loss	$(16,350)	$(19,421)	$(52,535)	$(63,396)
Unrealized gain (loss) on available-for-sale investments	13	(34)	(19)	26
Comprehensive loss	$(16,337)	$(19,455)	$(52,554)	$(63,370)
Basic and diluted net loss per share	$(0.65)	$(0.97)	$(2.12)	$(3.21)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,970,905	19,924,005	24,770,436	19,739,935

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(52,535)	$(63,396)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	138	139
Amortization of discount or premium on short-term investments	(232)	6
Share-based compensation expense	5,468	8,086
Changes in operating assets and liabilities:
Other current assets	(2,052)	571
Other long-term assets	1,605	(1,134)
Accounts payable, accrued liabilities and other long-term liabilities	(3,332)	3,834
Cash flows used in operating activities	(50,940)	(51,894)
Investing activities:
Purchases of short-term investments	(95,103)	(67,261)
Sales and maturities of short-term investments	75,488	86,935
Purchases of property and equipment	(80)	(63)
Cash flows (used in) provided by investing activities	(19,695)	19,611
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	66,816	—
Proceeds from exercise of common stock options and warrants	2,149	2,355
Proceeds from stock issuances under employee stock purchase plan	71	237
Cash flows provided by financing activities	69,036	2,592
Decrease in cash and cash equivalents	(1,599)	(29,691)
Cash and cash equivalents, beginning of period	22,383	49,493
Cash and cash equivalents, end of period	$20,784	$19,802

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

1. Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage oncology company developing targeted drug products to address the genetic, epigenetic and immunological promoters of cancer.

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

The following table presents the weighted average number of common share equivalents not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock options	12,591	—	289	224,665
Common stock warrants	7,257,008	—	6,991,002	426,974
Total	7,269,599	—	6,991,291	651,639

3. Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued financial statements. The Company early adopted this standard effective April 1, 2017 in connection with an immaterial collaboration agreement it entered into during the quarter. The adoption of this standard did not have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance changes the accounting and simplifies various aspects of the accounting for share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur or based on an estimated number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. Effective January 1, 2017, the Company adopted the provisions of ASU 2016-09. The impact of this adoption was limited to the accounting for forfeitures of certain stock based awards, which is adopted on a modified retrospective basis. Upon adoption, the Company will no longer estimate forfeitures and will instead account for forfeitures as they occur. This policy election was made to allow simplification of the accounting for share-based awards. The cumulative effect of adoption was an increase to both additional paid-in capital and accumulated deficit of $0.4 million.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. The Company adopted this guidance as of December 31, 2016 and the adoption did not require any additional disclosures in the Company's consolidated financial statements for the year ended December 31, 2016 or for the current period.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. Although the Company currently does not have any revenue contracts, the Company early adopted this standard effective January 1, 2017 using the full retrospective method of adoption so that, in the event the Company enters into any revenue contracts, the contracts will be accounted for under the new guidance from inception of the contract.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company does not anticipate that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize most lease assets and lease liabilities on their balance sheets and record expenses on their income statements in a manner similar to current accounting. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The primary impact of this new accounting guidance will be related to the Company's facilities lease and the Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

4. Short-term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of September 30, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$26,055	$—	$(5)	$26,050
Commercial paper	1 year or less	28,130	2	(4)	28,128
		$54,185	$2	$(9)	$54,178

		As of December 31, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$20,622	$—	$(3)	$20,619
Commercial paper	1 year or less	13,717	15	—	13,732
		$34,339	$15	$(3)	$34,351

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2017, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$6,291	$6,291	$—	$—
Money market funds	14,493	14,493	—	—
Total cash and cash equivalents	20,784	20,784	—	—

Short-term investments:
Corporate debt securities	26,050	—	26,050	—
Commercial paper	28,128	—	28,128	—
Total short-term investments	54,178	—	54,178	—
Total	$74,962	$20,784	$54,178	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$2,728	$2,728	$—	$—
Money market funds	19,655	19,655	—	—
Total cash and cash equivalents	22,383	22,383	—	—

Short-term investments:
Corporate debt securities	20,619	—	20,619	—
Commercial paper	13,732	—	13,732	—
Total short-term investments	34,351	—	34,351	—
Total	$56,734	$22,383	$34,351	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2017 and December 31, 2016. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Prepaid expenses	$3,511	$1,879
Deposits and other receivables	771	759
Interest receivable	157	183
	$4,439	$2,821

The other long-term assets balance consisted of $2.1 million and $3.3 million in deposits paid in conjunction with the Company's research and development activities as of September 30, 2017 and December 31, 2016, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Computer equipment	$329	$329
Office and other equipment	301	301
Laboratory equipment	643	563
Leasehold improvements	63	63
Gross property and equipment	1,336	1,256
Less: Accumulated depreciation	(765)	(627)
Property and equipment, net	$571	$629
The Company incurred immaterial depreciation expense for both the three months ended September 30, 2017 and 2016 and $0.1 million for both the nine months ended September 30, 2017 and 2016.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Accounts payable	$2,729	$6,296
Accrued clinical, development and other expenses	6,080	5,743
Accrued compensation and benefits	2,644	2,923
Other current liabilities	2,127	40
	$13,580	$15,002

As of September 30, 2017, the balance in other current liabilities included $2.1 million of proceeds received in connection with warrants exercised during the fourth quarter. See Note 9 for additional information.

9. Warrants

As of September 30, 2017, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 21, 2012	November 21, 2017	$7.86	695,383

Refer to footnote 11 for further detail of the warrants issued in January 2017.

During the three and nine months ended September 30, 2017, no warrants were exercised. During the three months ended September 30, 2016, no warrants were exercised. During the nine months ended September 30, 2016, warrants for 419,244 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash generating proceeds of $2.1 million. The Company issued a total of 603,545 shares of common stock in connection with the exercise of such warrants for the same period.

During the quarter ended September 30, 2017 the Company received proceeds totaling $2.1 million related to a warrant exercise of November 21, 2012 warrants. The warrant exercise was effective in early October 2017 and resulted in the issuance of 267,966 shares of common stock.

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

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2017	$51
2018	314
2019	26
Total minimum lease payments	$391

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

Share-based Compensation

Total share-based compensation expense by statement of operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense	$584	$1,361	$2,504	$4,297
General and administrative expense	895	1,399	2,964	3,789
	$1,479	$2,760	$5,468	$8,086

During the three and nine months ended September 30, 2017, 7,937 shares were issued pursuant to stock option exercises, generating net proceeds of $0.04 million. During the three months ended September 30, 2016, no shares were issued pursuant to stock option exercises. During the nine months ended September 30, 2016, 22,132 shares were issued pursuant to stock option exercises, generating net proceeds of $0.2 million.

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

Overview

Company Overview

Mirati is a clinical-stage oncology company developing targeted drug products to address the genetic, epigenetic and immunological promoters of cancer. Our precision oncology clinical programs utilize next-generation genomic testing to identify and select cancer patients who are most likely to benefit from targeted drug treatment. In immuno-oncology, we are advancing clinical programs where the ability of our product candidates to improve the immune environment of tumor cells may enhance and expand the efficacy of existing immunotherapy medicines when given in combination. Our pre-clinical programs include product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better drugs and better outcomes for patients.

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

Two additional candidates are in pre-clinical development. The first is a mutant-selective KRAS inhibitor program which is advancing to candidate selection phase. Prototype inhibitors have demonstrated marked tumor regression in KRAS mutant tumor models and an IND candidate selection is anticipated by the end of 2017. The second is a highly-potent LSD1 inhibitor with potential for rapid clinical proof-of-concept in small cell lung cancer or acute myeloid leukemia. We plan to identify additional drug development opportunities by leveraging our deep scientific understanding of molecular drug targets and mechanisms of resistance and potentially in-licensing or internally discovering promising, early-stage novel drug product candidates.

We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and our corporate headquarters is located in San Diego, California.

Program Updates
Single Agent Programs

Our single agent clinical programs are focused on select populations of patients with a variety of solid tumors but with a primary focus on patients with NSCLC, which accounts for 80 to 85% of all lung cancer diagnoses. We believe there remains a significant unmet need and commercial opportunity for novel targeted agents that improve patient outcomes.

Glesatinib

We are enrolling patients in our registration-enabling Phase 2 NSCLC clinical trial (the "AMETHYST Trial"), which is evaluating single agent glesatinib for the treatment of NSCLC patients with MET driver alterations in two cohorts: patients with MET gene amplifications and patients with MET Exon 14 deletions. We reported preliminary clinical data for both cohorts in January 2017. We expect to provide a program update for the AMETHYST trial by the end of 2017. We expect that this data, in addition to our assessment of the competitive landscape, will determine our development plans for this program going forward.

Sitravatinib

We are enrolling patients in our multi-center Phase 1b expansion clinical trial (the "CITRINE Trial"), which is evaluating single agent sitravatinib for the treatment of NSCLC patients with RET, CHR4q12 and CBL genetic alterations. We reported early data from this clinical trial in January 2017 and in September 2017 we presented a case study at the IASLC 2017 Chicago Multidisciplinary Symposium in Thoracic Oncology (“the IASLC 2017 Symposium”) of an NSCLC patient with a CBL inactivating mutation. The case was the first evaluable NSCLC patient harboring a CBL mutation treated in the ongoing Phase 1b study of sitravatinib as a single agent. The confirmed partial response is the first example of clinical activity for sitravatinib in a patient with a CBL mutation. Inactivating mutations in CBL occur in approximately 1.5% of NSCLC patients and currently represent an unmet medical need.

Immuno-oncology Combination Programs

Sitravatinib plus nivolumab

We are enrolling patients in a Phase 2 NSCLC clinical trial evaluating sitravatinib, dosed once per day at 120 milligrams, in combination with full dose nivolumab, a PD-1 checkpoint inhibitor approved for the treatment of patients with NSCLC. This clinical trial is designed to assess the potential of sitravatinib to inhibit several important immunosuppressive pathways that may be important in overcoming resistance to checkpoint inhibitor therapy and is enrolling patients who have relapsed after treatment with a checkpoint inhibitor, as well as checkpoint inhibitor-naïve patients. In September 2017, we presented a case study at the IASLC 2017 Symposium which provided a preliminary safety and efficacy update for this clinical trial. In the efficacy data presented, three patients experienced a confirmed partial response out of 11 evaluable patients. Early safety data indicated an acceptable profile and manageable adverse events. Based on the data presented, the pre-defined criteria for expansion was met and the next stage will enroll a cumulative total of 34 patients.

Mocetinostat plus durvalumab

We are collaborating with MedImmune/Astra Zeneca on a Phase 2 NSCLC clinical trial combining mocetinostat and durvalumab, MedImmune's PD-L1 inhibitor for the treatment of patients with NSCLC. In this clinical trial, mocetinostat is being dosed three times per week at 70 milligrams in combination with full dose durvalumab. The clinical trial is enrolling patients who have relapsed after treatment with a checkpoint inhibitor, as well as checkpoint inhibitor-naïve patients.  We expect to provide an update on both immuno-oncology combination clinical trials in late 2017.

In October 2017, we announced that we have been included in the SU2C Catalyst® program, a cutting-edge research initiative led by Stand up to Cancer (“SU2C”) designed to bring innovative cancer treatments to patients quickly through novel collaborations between industry and academia. The Phase 1/1b clinical trial, sponsored by Memorial Sloan Kettering Cancer Center, is designed to evaluate the potential of epigenetic agents to improve patient responses to immunotherapy in NSCLC which will combine mocetinostat, guadecitabine, a DNA methyltransferase inhibitor from Astex Pharmaceuticals, Inc., and pembrolizumab, a PD-1 checkpoint inhibitor from Merck KGaA (known as MDS outside the United States and Canada). The clinical trial enrolled its first patient in August 2017.

Liquidity Overview
In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million.  At September 30, 2017, we had $75.0 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under previous collaborative arrangements. To fund future operations, we will likely need to raise additional capital as discussed more fully below under the heading “Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Research and development expenses	$13,482	$16,106	$(2,624)	$42,841	$52,535	$(9,694)
General and administrative expenses	3,119	3,475	(356)	10,467	11,391	(924)
Other income, net	251	160	91	773	530	243

Research and development expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•	fees paid to external service providers such as Clinical Research Organizations (“CROs”) and contract manufacturing organizations related to clinical trials;

•	contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	cost of allocated facilities and depreciation of equipment.

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our glesatinib, sitravatinib, mocetinostat and preclinical programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing our glesatinib, sitravatinib, mocetinostat clinical development programs or our preclinical programs, including the KRAS inhibitor program, into advanced stages of clinical development.

Our research and development efforts during the three and nine months ended September 30, 2017 and 2016 were focused primarily on our oncology programs, including our two lead kinase programs, glesatinib and sitravatinib, our HDAC inhibitor program, mocetinostat, and our preclinical KRAS inhibitor program. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Third-party research and development expenses:
Glesatinib	$3,930	$6,665	$(2,735)	$13,727	$23,045	$(9,318)
Sitravatinib	2,715	2,248	467	7,895	5,010	2,885
Mocetinostat	1,265	1,311	(46)	3,428	3,489	(61)
Preclinical and early discovery	2,280	1,655	625	6,470	7,823	(1,353)
Total third-party research and development expenses	10,190	11,879	(1,689)	31,520	39,367	(7,847)
Salaries and other employee related expense	2,117	2,241	(124)	7,066	6,708	358
Share-based compensation expense	584	1,361	(777)	2,504	4,297	(1,793)
Other research & development costs	591	625	(34)	1,751	2,163	(412)
Research and development expense	$13,482	$16,106	$(2,624)	$42,841	$52,535	$(9,694)
Research and development expenses for the three months ended September 30, 2017 were $13.5 million compared to $16.1 million during the three months ended September 30, 2016. The decrease of $2.6 million primarily relates to decreases in third-party development expense of $1.7 million due predominantly to reduced manufacturing expenses for glesatinib, partially offset by increased expenses for ongoing clinical trials of sitravainib and continued investment in our preclinical KRAS program. Additionally, there was a decrease in share-based compensation expense of $0.8 million that is due to a decrease in the fair value of stock options and the resulting share-based compensation expense.

Research and development expenses for the nine months ended September 30, 2017 were $42.8 million compared to $52.5 million during the nine months ended September 30, 2016. The decrease of $9.7 million primarily relates to a decrease in third-party development expense of $7.8 million and a decrease of share-based compensation expense of $1.8 million. The decrease in third-party research and development expense is due to the same factors that influenced similar fluctuations for the three months ended September 30, 2017 discussed above, and the absence of expense associated with a one-time license fee incurred during 2016 related to an early stage discovery project. The decrease in share-based compensation expense is due to the same factors that influenced a similar fluctuation for the three months ended September 30, 2017.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $3.1 million and $3.5 million, respectively, a decrease of $0.4 million.
General and administrative expenses for the nine months ended September 30, 2017 compared to the same period in 2016 were $10.5 million and $11.4 million, respectively, a decrease of $0.9 million. The decrease for both periods is primarily due to a decrease in share-based compensation expense, which is due to a lower fair value of stock options awarded and resulting share-based compensation expense.

Liquidity and Capital Resources
In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million. At September 30, 2017, we had $75.0 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date of this quarterly report on Form 10-Q is filed with the SEC.
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

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(50,940)	$(51,894)
Net cash (used in) provided by investing activities	(19,695)	19,611
Net cash provided by financing activities	69,036	2,592
Decrease in cash	(1,599)	(29,691)

Net cash used in operating activities

Net cash used for operating activities for the nine months ended September 30, 2017 was $50.9 million, compared to $51.9 million for the nine months ended September 30, 2016, a decrease of $1.0 million. Cash used in operating activities during 2017 primarily related to our net loss of $52.5 million, adjusted for non-cash items such as share-based compensation expense of $5.5 million and net cash inflows from a change in our operating assets and liabilities of $3.8 million. Cash used in operating activities during 2016 primarily related to our net loss of $63.4 million, adjusted for non-cash items such as share-based compensation expense of $8.1 million and net cash outflows from a change in our operating assets and liabilities of $3.3 million.

Net cash (used in) provided by investing activities

For the nine months ended September 30, 2017 investing activities used cash of $19.7 million due to purchases of short term investments, offset by maturities of short-term investments and purchases of property and equipment. Investing activities for the nine months ended September 30, 2016 provided cash of $19.6 million as a result of maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $69.0 million and consisted of net proceeds of $66.8 million from the issuance of common stock from our January 2017 public offering of common stock and pre-funded warrants, proceeds of $2.1 million received from the exercise of common stock options and warrants, and proceeds from stock issuances under the employee stock purchase plan and stock option exercises of $0.1 million. Net cash provided by financing activities for the nine months ended September 30, 2016 was $2.6 million and consisted of proceeds from the exercise of common stock options and warrants and stock issuances under the employee stock option plan.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2017, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the nine months ended September 30, 2017 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $13.5 million and $16.1 million for the three months ended September 30, 2017 and 2016, respectively, and $42.8 million and $52.5 million for the nine months ended September 30, 2017 and 2016, respectively. In January 2017, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three and nine months ended September 30, 2017 and 2016 was $16.4 million and $19.4 million, respectively, and $52.5 million and $63.4 million, respectively. As of September 30, 2017, we had an accumulated deficit of $442.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. Glesatinib is currently in a Phase 2 clinical trial, mocetinostat is currently in a Phase 2 combination clinical trial, sitravatinib is in Phase 1b single agent and Phase 2 combination clinical trials and we have a KRAS inhibitor preclinical program. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and such measures, if enacted, could adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized. Outside of the United States, the successful commercialization of our products will depend largely on obtaining and maintaining government coverage, because in many countries patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, in Congress, the U.S. House of Representatives passed ACA replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal or repeal and replace portions of the ACA. Although none of these measures have been enacted by Congress, Congress may consider other legislation to repeal or replace certain elements of the ACA. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, citing legal guidance from the U.S. Department of Justice and the U.S. Department of Health and Human Services, the Trump administration has concluded that cost-sharing reduction (“CSR”) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. While Congress is considering legislation to appropriate funds for CSR payments the future of that legislation is uncertain. We cannot predict how the ACA, its possible repeal or replacement or other potential future healthcare reform may impact our operations.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, disgorgement, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including any of our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also materially affect our business.

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

Based on the information available to us as of September 30, 2017, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 52% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own 28% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

MIRATI THERAPEUTICS, INC.

Date: November 1, 2017	by:	/s/ Charles M. Baum
Chief Executive Officer

Date: November 1, 2017	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer