Form 10-K
period 2017-12-31
Mirati Therapeutics, Inc.
filed 2018-03-08
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017; or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Capital Market) was $74 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 5, 2018, the registrant had 28,940,161 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be held on May 16, 2018 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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

·                  our plans to research, develop and commercialize our product candidates;

·                  our strategic partners’ decisions relating to development and commercialization of product candidates;

·                  our ability to attract collaborators with development, regulatory and commercialization expertise;

·                  our ability to obtain and maintain intellectual property protection for our product candidates;

·                  the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

·                  our ability to successfully commercialize our product candidates;

·                  the rate and degree of market acceptance of our product candidates;

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

References in this Annual Report on Form 10-K to "we", "our", "us", "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

Item 1.     Business
BUSINESS
Overview
Mirati Therapeutics, Inc. is a clinical-stage oncology company developing targeted therapeutics to address the genetic, epigenetic and immunological promoters of cancer. Our precision oncology clinical programs utilize next-generation genomic testing to identify and select cancer patients who are most likely to benefit from targeted treatment. In immuno-oncology, we are advancing clinical programs where the ability of our product candidates to improve the immune environment of tumor cells may enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our preclinical programs include product candidates specifically designed to address genetic mutations in cancer patients where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical and preclinical programs are summarized in the chart below:

Indication	Preclinical	Phase 1/1b	Phase 2	Sponsor	Anticipated 2018 Milestones
Sitravatinib *Oral Kinase Inhibitor*	**Immuno-oncology** Combination with nivolumab	NSCLC					Stage 2 Data (n=34) in Checkpoint Refractory *Mid-2018*
	Targeted Agent CBL, CHR4q12 and RET alterations	NSCLC					Updated Phase 1b Data *Mid-2018*
Mocetinostat *Oral HDAC Class I & IV*	**Immuno-oncology** Combination with durvalumab	NSCLC					Stage 1 Data (n=18) in Checkpoint Refractory *Mid-2018*
	Immuno-oncology Combination with pembrolizumab and guadecitabine*	NSCLC				Memorial Sloan Kettering Cancer Center; SU2C	Enrollment and Early Data Update *H2 2018*
KRAS *Oral KRAS G12C Inhibitor*	**Targeted Agent** G12C mutations	NSCLC CRC					IND Filing *Q4 2018*

nivolumab owned by BMS, durvalumab owned by AstraZeneca, pembrolizumab owned by Merck, guadecitabine owned by Astex
NSCLC = non-small cell lung cancer; CRC = colorectal cancer; IND = Investigational New Drug application
* Trial is sponsored by Memorial Sloan Kettering Cancer Center and funded with support from Merck and Stand Up To Cancer

1

Sitravatinib
Sitravatinib in Combination with Immune Checkpoint Inhibitors
Background
Sitravatinib is an oral, spectrum-selective kinase inhibitor that potently inhibits specific receptor tyrosine kinases (“RTKs”). RTKs are families of kinases involved in the transmission of signals that regulate cell growth, survival, and migration and include TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib addresses cancer via two distinct mechanisms: directly, by targeting RTKs that drive tumor growth through mutation, and indirectly, by modulating immune regulatory cells to stimulate the body’s immune response to tumors. Sitravatinib’s potent inhibition of TAM and split family receptors may help overcome resistance to immune checkpoint inhibitors and stimulate the body’s immune response to help detect and destroy tumor cells. Blocking the signaling of these RTKs enhances the ability of T-cells (a type of white blood cell that is of key importance to the immune system) to recognize and eliminate tumor cells and modifies the tumor immune environment to enable a more productive immune response. The ability of sitravatinib to enhance the activity of immune checkpoint inhibitors was demonstrated in nonclinical cancer models.
Program Update
    We are evaluating the potential of sitravatinib to enhance and expand the clinical efficacy of immune checkpoint inhibitors in a Phase 2 clinical trial in combination with nivolumab (Opdivo®), Bristol Myers Squibb’s anti-PD-1 inhibitor, in patients with non-small cell lung cancer (“NSCLC”). This clinical trial is designed to assess the potential of sitravatinib to inhibit several important immunosuppressive pathways that may be important in overcoming resistance to checkpoint inhibitor therapy. This clinical trial is enrolling patients who have relapsed after treatment with a checkpoint inhibitor, as well as checkpoint inhibitor-naïve patients. As previously reported at the IASLC 18th World Conference on Lung Cancer, as of August 10, 2017, three of 11 evaluable patients who had relapsed after previous checkpoint inhibitor treatment experienced a confirmed partial response and seven of the 11 evaluable patients were continuing to receive treatment in the clinical trial, with treatment duration ranging from four months to 10.5 months. Early safety data indicated an acceptable profile and manageable adverse events. Based on the data presented, the pre-defined criteria for expansion were met and the next stage will enroll a cumulative total of 34 patients. We expect to report further data on checkpoint inhibitor refractory patients from this clinical trial in mid-2018. Based on sitravatinib’s mechanism of action, we believe that there are multiple additional tumor types that would be attractive targets for further clinical development in combination with immune checkpoint inhibitors, including renal cell, liver and bladder cancers.
Sitravatinib as a Targeted Agent
Background
Dysregulation of RTKs through genetic alteration or uncontrolled expression is associated with multiple processes relating to human cancer, including tumor growth and metastatic progression, as well as tumor angiogenesis. Sitravatinib potently inhibits a subset of these RTKs, including the TAM and split family receptors and RET, which are key regulators of signaling pathways that direct cell growth and survival. Through the genetic selection of patients with tumors that are driven by one or more of these dysregulated RTKs, there are multiple opportunities to develop sitravatinib as a targeted agent.
Program update
We are evaluating sitravatinib as a single agent in a Phase 1b expansion clinical trial (the “CITRINE Trial”), which is testing sitravatinib for the treatment of patients whose tumors harbor CBL, amplification of a genomic region located on chromosome 4q12 ("CHR4q12") and RET genetic alterations in NSCLC and other tumor types. Patients who have mutations in CBL, CHR4q12, or rearrangement of the RET gene are most likely to respond to sitravatinib because each of these mutations dysregulate different sitravatinib RTK targets. These mutations are estimated to be present in a total of 5.5% of all NSCLC patients. We reported early data from this clinical trial in January 2017 showing that as of December 9, 2016, of the four evaluable patients with RET genetic alterations at the time, there was one patient with stable disease, one unconfirmed partial response and one confirmed partial response. In September 2017, we presented a case study at the IASLC 2017 Chicago Multidisciplinary Symposium in Thoracic Oncology of an NSCLC patient with a CBL inactivating mutation. The case was the first evaluable NSCLC patient harboring a CBL mutation treated in the ongoing Phase 1b study of sitravatinib as a single agent. The confirmed partial response is the first example of clinical activity for sitravatinib in a patient with a CBL mutation. Inactivating mutations in CBL occur in approximately 1.5% of NSCLC patients and currently represent an unmet medical need. To date, sitravatinib safety data indicate an acceptable profile and manageable adverse events. We expect to provide an update on this clinical trial in mid-2018.
Collaboration with BeiGene, Ltd. to Develop and Commercialize Sitravatinib in Certain Asian Territories
In January 2018, we entered into a Collaboration and License Agreement (the “BeiGene Agreement”) with BeiGene, Ltd. (“BeiGene”), pursuant to which Mirati and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). Under the BeiGene Agreement, Mirati granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, with Mirati retaining exclusive rights for the development, manufacturing and commercialization of sitravatinib outside the Licensed Territory.
Under the BeiGene Agreement, BeiGene agreed to pay to Mirati an upfront fee of $10.0 million. BeiGene is also required to make milestone payments to Mirati of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. Additionally, BeiGene is obligated to pay to Mirati royalties at tiered percentage rates ranging from mid-single digits to twenty percent on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances.

Mocetinostat
Background
Mocetinostat is an oral, Class 1 selective histone deacetylase (“HDAC”) inhibitor. Mocetinostat acts through epigenetic mechanisms and has demonstrated in preclinical studies the ability to block the effects of immune suppressive cells that counter the immune system’s ability to fight tumors and reduce the effectiveness of treatment with checkpoint inhibitors. Epigenetics is the regulation of gene expression and resulting cellular phenotypes through mechanisms other than primary DNA sequence alterations. The epigenetic regulation of gene expression involves the regulation of DNA methylation and modification of certain histones via modulation of acetylation or methylation of specific amino acid residues. Epigenetic pathways can become dysregulated during cancer progression through a variety of mechanisms, including the genetic alteration of molecules that participate in DNA methylation and histone modification. The epigenetic mechanisms of HDAC inhibitors like mocetinostat have demonstrated efficacy in hematologic malignancies and have been approved as single agents and may be complementary with other epigenetic mechanisms.
Program update
We are evaluating mocetinostat in a Phase 2 clinical trial in combination with durvalumab (IMFINZI™), MedImmune Limited’s anti-PD-L1 inhibitor, for the treatment of patients with NSCLC. The clinical trial is enrolling patients who have relapsed after treatment with a checkpoint inhibitor, as well as checkpoint inhibitor-naïve patients. Patients who have relapsed after previous treatment with a checkpoint inhibitor are stratified into two cohorts based upon their best response to prior checkpoint therapy. Stage 1 of the trial is currently enrolling nine patients in each cohort; one cohort has already met the prespecified criteria for expansion into stage 2 with at least one confirmed partial response. We expect to provide an update on stage 1 of this trial in mid-2018.
In October 2017, we announced that mocetinostat has been included in the SU2C Catalyst® program, a cutting-edge research initiative led by Stand up to Cancer (“SU2C”) designed to bring innovative cancer treatments to patients quickly through novel collaborations between industry and academia. The Phase 1/1b clinical trial, sponsored by Memorial Sloan Kettering Cancer Center, is designed to evaluate the potential of epigenetic agents to improve patient responses to immunotherapy in NSCLC which will combine mocetinostat, guadecitabine, a DNA methyltransferase inhibitor from Astex Pharmaceuticals, Inc., and pembrolizumab, a PD-1 checkpoint inhibitor from Merck & Co., Inc. (known as MSD outside the United States and Canada). The clinical trial enrolled its first patient in August 2017.
KRAS G12C Inhibitor Program
Background
The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family comprise up to 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Recent findings have indicated that the KRAS G12C mutant variant may be targeted by irreversible small molecules that bind to a novel drug pocket and inhibit the function of KRAS. KRAS G12C driver mutations occur in approximately 14% of NSCLC adenocarcinoma patients, 5% of colorectal cancer patients and smaller percentages in other tumor types. Collectively, these patients have few treatment options. We have selected a KRAS G12C mutant-selective clinical lead compound for advancement to an Investigational New Drug (“IND”) application. The clinical lead compound is an orally-available small molecule inhibitor of KRAS G12C with potency of approximately 10 nM (cellular IC50) and selectivity of greater than 1,000-fold for target inhibition in tumor cells harboring KRAS G12C mutations compared with cells exhibiting non-mutated forms of KRAS. In addition, the clinical lead compound demonstrated complete regression of KRAS G12C-positive tumors implanted in mice at well-tolerated dose levels.
Program Update
In November 2017, we announced that IND-enabling preclinical studies were underway, and an IND submission for the KRAS G12C program is expected by the fourth quarter of 2018, with early clinical proof-of-concept data anticipated in 2019. The KRAS program emerged from a joint discovery collaboration with Array BioPharma, Inc., and Mirati has an exclusive license to further develop and commercialize products emerging from the collaboration.
Glesatinib
In November 2017, we announced that, in light of superior investment opportunities in our pipeline, we suspended further investment in glesatinib and will pursue opportunities to partner the program.

Market and Competition
Market
Non-Small Cell Lung Cancer
The National Cancer Institute estimates that in 2017, approximately 223,000 patients in the United States ("U.S.") were diagnosed with lung cancer and 156,000 died due to the disease. Lung cancer represents over 13% of all new cancer cases in the U.S., and 26% of all cancer deaths. Approximately 85% of lung cancers are NSCLC. The five-year survival rate for lung cancer patients is 18%, indicating a significant need for novel therapies to extend overall survival in this patient population.
Immuno-oncology Combinations
The prognosis for advanced NSCLC is poor, and the primary objective of treating late-stage disease is to prolong overall survival, delay disease progression and control symptoms. The treatment algorithm for advanced NSCLC has changed significantly following recent approvals and label expansions of immuno-oncology agents, specifically immune checkpoint inhibitors. In 2015, the U.S. Food and Drug Administration (“FDA”) approved Opdivo®, an anti-PD-1 monoclonal antibody, and the first immuno-oncology agent approved for the treatment of squamous NSCLC. The approval of Opdivo® in NSCLC was subsequently followed by FDA approval of two additional immuno-oncology agents in NSCLC, Keytruda® and Tecentriq®. These three agents, approved for indications including NSCLC, accounted for over $6 billion in global sales in 2016. The immune checkpoint inhibitor market is projected to grow to $46 billion by 2023(1).
Despite the advances in patient outcomes demonstrated by approved immuno-oncology therapies in NSCLC, a significant patient need remains. The percentage of patients who respond to approved immuno-oncology treatments is quite low, and of the patients that respond, the majority will still experience disease progression. We believe that combinations of checkpoint inhibitors with other agents like sitravatinib and mocetinostat have the potential to improve efficacy outcomes and overcome resistance to checkpoint inhibitor therapy through complementary mechanisms.
Targeted Agents
NSCLC represents a heterogeneous patient population with diverse tumor histology and underlying genomic aberrations. Genetic alterations consisting of CBL mutations, CHR4q12 amplifications and RET gene rearrangements account for up to 5.5% of NSCLC patient cases annually in the U.S. KRAS G12C driver mutations occur in approximately 14% of NSCLC adenocarcinoma patients and 5% of colorectal cancer patients.
The clinical and commercial success of leading targeted agents across multiple indications, including NSCLC, demonstrates the potential of new targeted treatments for cancer. The following table lists global sales figures for selected small molecule kinase inhibitors in NSCLC and other indications.

2016 Worldwide Retail Sales Figures of Selected Small Molecule Kinase Inhibitors

Brand Name	2016 Worldwide Sales(2) (in millions)
Tarceva	$1,039
Tafinlar + Mekinist	$672
Xalkori	$561
Tagrisso	$423
Alecensa	$186

_____________________
(1)Decision Resources.
(2)Source: Evaluate Pharma.

Competition
Sitravatinib in Combination with Immune Checkpoint Inhibitors
There are several immune checkpoint inhibitors currently approved for use as single agents to treat multiple tumor types, including NSCLC. To augment the efficacy of these agents, combination studies are being conducted with a variety of potentially synergistic mechanisms, including inhibitors of CTLA-4, IDO1, LAG3, and CSF-1R. Most of these combination studies are being conducted in patients who are naïve to immune checkpoint inhibitor therapy. A competitor whose agent is being evaluated in combination with checkpoint inhibitors in NSCLC patients that are naïve to immune checkpoint inhibitor therapy is Nektar Therapeutics (CD-122 agonist). Competitors whose agents are being evaluated in combination with checkpoint inhibitors in NSCLC patients who failed previous immune checkpoint inhibitor therapy include Corvus Pharmaceuticals, Inc. (Adenosine A2Ar inhibitor), Bristol-Myers Squibb (GITR inhibitor and LAG3 inhibitor) and Syndax, Inc. (HDAC inhibitor). Direct mechanistic competitors to sitravatinib in immunotherapy include Cabometryx (Exelixis, Inc.), an anti-VEGF agent that also inhibits MET and other RTKs. We expect that additional agents and mechanisms will be evaluated in immunotherapy combinations, and we will continue to monitor these competitors in relation to our own immunotherapy combination programs.
Sitravatinib as a Targeted Agent
A large number of multi-targeted kinase inhibitors are currently commercially available or in clinical trials, with many more in the early research stage. Biotechnology and pharmaceutical companies are also developing monoclonal antibodies to inhibit kinase targets and their ligands.
Companies with RET inhibitors believed to be in late preclinical or clinical development include, but are not limited to, Blueprint Medicines, Inc., Ignyta, Inc., and Loxo Oncology, Inc. For CBL and CHRq12 alterations, we are not aware of any other companies with programs that specifically target these patient populations.
Mocetinostat
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
Companies with Pan-HDAC inhibitors, which are HDAC inhibitors that have an effect across a broader range of HDAC isoforms and are therefore not as selective as molecules like mocetinostat, include but are not limited to: Celgene Corporation, Curis Inc., MEI Pharma Inc., Merck & Co Inc., Novartis, Pharmacyclics Inc. and others. We expect that these and other companies may continue to pursue research and development in relation to HDAC inhibitors. We continue to monitor these and other companies in order to be aware of any third-party products and/or intellectual property rights relevant to our products.
KRAS G12C
We are aware of one company with a competing direct KRAS G12C inhibitor program: Araxes Pharma, which partnered its KRAS G12C program with Janssen Biotech in 2013. It is likely that other companies are also researching KRAS G12C inhibitors. In November 2017, our first patent application covering our KRAS G12C inhibitor program was published. Based upon this and other publicly available information, we believe that our program is the most advanced. We will continue to monitor scientific and patent publications for the emergence of other potential competitors.
Oncology
In addition to companies that have kinase inhibitors or HDAC inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, including, but not limited to, Amgen, Inc. and Gilead Sciences Inc., and specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to Astellas Pharma Inc., Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Bristol-Myers Squibb, Eisai Co. Ltd., Eli Lilly and Company, F. Hoffmann- LaRoche Ltd., GlaxoSmithKline, Johnson & Johnson, Merck KGaA, Novartis AG, Taiho and Takeda Pharmaceutical Co.
Many companies have filed, and continue to file, patent applications which may or could affect our program if and when they issue, either because they protect a product that may compete with our product candidates, or because they protect intellectual property rights that are necessary for us to develop and commercialize our product candidates. These companies include, but are not limited to: Bristol-Myers Squibb, Exelixis, GlaxoSmithKline, Novartis and Pfizer. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, we expect that these and other companies will continue to publish and file patent applications in this space in the future, as well as pursuing research and development programs in this area. We continue to monitor these and other companies in order to be aware of any third-party products and/or intellectual property rights relevant to our product candidates.
Intellectual Property
Our goal is to obtain, maintain and enforce patent protection wherever appropriate for our product candidates, formulations, processes, methods and any other proprietary technologies both in the United States and in other countries. We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2017, we own or co-own U.S. patents and patent applications and their foreign counterparts, including 28 issued U.S. patents as reflected in the following table:

Description	Granted	Pending	Expiration
Sitravatinib and other kinase inhibitor compounds	11	0	2026-2029
Mocetinostat and other HDAC inhibitors	17	0	2022-2035
KRAS inhibitors	0	3	2036-2037
Total	28	3

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

The FDA monitors the progress of trials conducted in the U.S. under an IND and may, at its discretion, re-evaluate, alter, suspend or terminate testing based on the data accumulated to that point and the FDA’s risk/benefit assessment with regard to the patients enrolled in the trial. The FDA may also place a hold on one or more clinical trials conducted under an IND for a drug if it deems warranted. Furthermore, even after regulatory approval of an NDA is obtained, under certain circumstances, such as later discovery of previously unknown problems, the FDA can withdraw approval or subject the drug to additional restrictions.
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
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors, including government authorities, managed care providers, private health insurers and other organizations. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such products and services. There is no uniform coverage and reimbursement policy among third-party payors in the United States; however, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services in addition to their safety and efficacy and, accordingly, significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutics. In particular, in the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices that are lower than they would otherwise be. Recently, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. As a result, coverage and adequate third-party reimbursement may not be available for our product candidates to enable us to realize an appropriate return on our investment in research and product development.
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
Other Healthcare Laws and Compliance Requirements
Several other types of state and federal laws restrict certain marketing practices in the pharmaceutical industry. These laws, which generally will not be applicable to us or our product candidates unless and until we obtain FDA marketing approval for any of our product candidates, include state and federal anti-kickback, fraud and abuse, false claims, physician payment, sunshine, patient protection and affordable care, privacy and security laws and regulations regarding providing drug samples. . In addition, there have been a number of substantial legislative and regulatory changes to the way healthcare is financed and paid for by both governmental and private insurers, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). There has been, and continues to be, significant developments in, and continued legislative activity around the ACA and related laws, which could result in the repeal or repeal and replacement of all or certain elements of the ACA.
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
Research and Development Expenses
Our research and development expenses were $58.1 million, $68.5 million, and $49.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Employees
As of December 31, 2017, we had 51 employees located in our offices in San Diego. 34 employees are engaged in research and development activities and 17 are in general and administrative functions.
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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $58.1 million, $68.5 million, and $49.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

If we are unable to obtain funding from equity offerings or debt financings on a timely basis, we may be required to (1) seek additional collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; (2) relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or (3) significantly curtail one or more of our research or development programs or cease operations altogether.
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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the years ended December 31, 2017, 2016, and 2015 were $70.4 million, $83.1 million, and $64.5 million respectively. As of December 31, 2017, we had an accumulated deficit of $460.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We do not anticipate generating revenue from sales of products for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. If one or more of our product candidates is approved for commercial sale and we retain commercial rights, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Therefore, even if we are able to generate revenue from the sale of any approved product, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success in:

•	completing development and clinical trial programs for our product candidates;

•	maintaining existing collaboration and licensing agreements and entering into additional ones;

•	seeking and obtaining marketing approvals for any product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	successfully commercializing any product candidates for which marketing approval is obtained; and

•	successfully establishing a sales force and marketing and distribution infrastructure.

Raising additional funds through debt or equity financing will be dilutive and raising funds through licensing agreements may be dilutive, restrict operations or relinquish proprietary rights.

To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. In addition, if we raise additional funds through future collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Additional funding may not be available to us on acceptable terms, or at all.

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

We expect that we will remain an emerging growth company until December 31, 2018.

Decreased disclosures in our SEC filings due to our status as an emerging growth company may make it harder for investors to analyze our results of operations and financial prospects.

The timing of the milestone and royalty payments we are entitled to receive from BeiGene, Ltd. is uncertain and could adversely affect our cash flows and results of operations.

In January 2018 we entered into a collaboration and license agreement with BeiGene, Ltd. (“BeiGene”) (the “BeiGene Agreement”), pursuant to which we agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “BeiGene Territory”) and we granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Territory. In addition to an up-front payment, we may be entitled to receive up to an additional $123.0 million upon the achievement of certain milestones under the BeiGene Agreement. However, the receipt of these payments is inherently uncertain. The receipt of milestone payments under the BeiGene Agreement can have a significant impact on our cash flows and results of operations for the periods of time in which such payments are made. While receipt of milestone and royalty payments would result in significant income, the absence of collaboration revenues in subsequent quarters could result in significant reductions in net income and could cause our stock price to drop.

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our or our collaborators' and future collaborators’ ability to obtain regulatory approval for the companion diagnostics to be used with our product candidates, if required, and upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The failure to maintain the BeiGene Agreement or the failure of BeiGene to perform its obligations under the BeiGene Agreement, could negatively impact our business.

Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Territory. Consequently, our ability to generate any revenues from sitravatinib in the BeiGene Territory depends on our ability to maintain our collaboration with BeiGene. We have limited control over the amount and timing of resources that BeiGene will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on the BeiGene Agreement with respect to sitravatinib in the BeiGene Territory, including:

•
BeiGene may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing sitravatinib, which could adversely impact sales or future development of sitravatinib in the BeiGene Territory or elsewhere;

•	We and BeiGene could disagree as to future development plans and BeiGene may delay, fail to commence or stop future clinical trials or other development;

•
There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of sitravatinib in the BeiGene Territory, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•
BeiGene may not provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our obligations to BeiGene and manage our own inventory of sitravatinib, as well as our ability to generate accurate financial forecasts;

•	Business combinations or significant changes in BeiGene’ business strategy may adversely affect BeiGene’ ability or willingness to perform its obligations under the BeiGene Agreement; and

•
BeiGene may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

The BeiGene Agreement is also subject to early termination, including through BeiGene’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of sitravatinib in the BeiGene Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of sitravatinib in the BeiGene Territory on our own.

We may not be successful in establishing development and commercialization collaborations which could adversely affect, and potentially prohibit, our ability to develop our product candidates.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive, we may seek to enter into additional collaborations with companies that have more resources and experience in order to continue to develop and commercialize our product candidates. We also may be required due to financial or scientific constraints to enter into additional collaboration agreements to research and/or to develop and commercialize our product candidates. The establishment and realization of such collaborations may not be possible or may be problematic. There can be no assurance that we will be able to establish such additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful or maintained for any specific product candidate or indication. If we are unable to reach successful agreements with suitable collaboration partners for the ongoing development and commercialization of our product candidates, we may face increased costs, we may be forced to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize such product candidates, and we may be unable to commercialize products or programs for which a suitable collaboration partner cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

Some of our collaboration agreements, including the BeiGene Agreement, are complex and involve sharing or division of ownership of certain data, know-how and intellectual property rights among the various parties. Accordingly, our collaborators could interpret certain provisions differently than we or our other collaborators which could lead to unexpected or inadvertent disputes with collaborators. In addition, these agreements might make additional collaborations, partnering or mergers and acquisitions difficult.

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

A key part of our development strategy for sitravatinib used as a single agent and mocetinostat is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. We expect that the FDA and comparable foreign regulatory authorities will require the regulatory approval of a companion diagnostic as a condition to approving our product candidates for the selection of patients with tumors expressing specific genetic markers. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for our sitravatinib product candidate.

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
If we experience delays or difficulties in the enrollment of patients in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or complete clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. In particular, because we are focused on patients with specific genetic alterations in some of our trials, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. For example, our product candidate sitravatinib is a targeted therapeutic candidate to treat patients with cancers that are driven by dysregulated receptor tyrosine kinases (“RTK”), specifically tumors that harbor CBL, CHR4Q12 and RET genetic alterations in non-small cell lung cancer ("NSCLC") and other tumor types. These mutations are estimated to be present in a total of 5.5% of all NSCLC patients. The frequency at which the CBL, CHR4Q12 and RET genetic alterations are expressed in certain tumor types may affect our success in enrolling a suitable number of patients to participate in our clinical trials. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications, including NSCLC, where we are studying each of mocetinostat and sitravatinib in combination with checkpoint inhibitors, or target the same genetic alterations as our product candidates. Therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:

•	the severity of the disease under investigation

•	the frequency of the genetic alteration we are seeking to target in the applicable trial, and the ability to effectively identify such alteration;

•	the willingness of clinical sites and principal investigators to subject candidate patients to genetic screening;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the availability, effectiveness and safety of other treatment options;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of a sufficient number of clinical trial sites that are willing to comply with the requirements of our clinical protocols.

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

Our reliance on third parties to manufacture our product candidates will expose us and our partners to risks including the following, any of which could delay or prevent the commercialization of our products, result in higher costs, or deprive us of potential product revenue:

•
Contract manufacturers can encounter difficulties in achieving the scale-up, optimization, formulation, or volume production of a compound as well as maintaining quality control with appropriate quality assurance. They may also experience shortages of qualified personnel. Contract manufacturers are required to undergo a satisfactory GMP inspection prior to regulatory approval and are obliged to operate in accordance with FDA, International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use ("ICH"), European and other nationally mandated GMP regulations and/or guidelines governing manufacturing processes, stability testing, record keeping and quality standards. A failure of these contract manufacturers to follow GMP and to document their adherence to such practices or failure of an inspection by a regulatory agency may lead to significant delays in the availability of our product candidate materials for clinical study, leading to delays in our trials.

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

Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private health insurers, managed care plans and other organizations is critical to new product acceptance. There is no uniform coverage and reimbursement policy among third-party payors in the United States; however, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Additionally, coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for our product candidates, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the ACA became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” We cannot predict how the ACA, its possible repeal or replacement or other potential future healthcare reform may impact our operations.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Drug Supply Chain Security Act, enacted in 2013, imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

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

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. In the oncology market, our major competitors include, but are not limited to: Nektar Therapeutics, Corvus Pharmaceuticals, Inc., Bristol-Myers Squib, Syndax, Inc., Cabometryx (Exelixis, Inc.) Blueprint Medicines, Inc., Ignyta, Inc., Loxo Oncology, Inc., Acetylon Pharmaceuticals, Inc., Chroma Therapeutics Ltd., Huya Bioscience International, Shenzen Chipscreen Biosciences Ltd., Celgene Corporation, Curis Inc., MEI Pharma Inc., Merck & Co Inc., Novartis and Pharmacyclics Inc. among others.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, lease, furnishing, prescribing or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The ACA, among other things, amended the intent requirement of the federal Anti‑Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation;

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions;

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members, and contains requirements for manufacturers to submit reports to CMS by the 90th day of each calendar year, and disclosure of such information to be made by CMS on a publicly available website; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, individual imprisonment, disgorgement, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including any of our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also materially affect our business.

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

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

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

Many of our collaboration agreements, including the BeiGene Agreement, are complex and may call for licensing or cross-licensing of potentially blocking patents, know-how or intellectual property. Due to the potential overlap of data, know-how and intellectual property rights there can be no assurance that one of our collaborators will not dispute our right to send data or know-how or other intellectual property rights to third parties and this may potentially lead to liability or termination of a program or litigation. There are no assurances that the actions of our collaborators would not lead to disputes or cause us to default with other collaborators. We cannot be certain that a collaborator will not challenge the validity of licensed patents.

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

Based on the information available to us as of December 31, 2017, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 53% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC ("Boxer Capital") and their affiliates collectively own 28% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change U.S. net operating loss carryforwards ("NOLs"), and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income may be limited. We experienced an ownership change based on past financing transactions and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B.     Unresolved Staff Comments
          None.
Item 2.     Properties
     Our corporate headquarters is located at 9393 Towne Centre Drive, San Diego, California 92121 where we occupy approximately 18,000 square feet of office and lab space. The lease will expire on January 31, 2019. We believe that our existing facilities are adequate to meet our current needs.
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
On March 5, 2018, the last reported sale price for our common stock on The NASDAQ Capital Market was $31.10 per share. The following table sets forth the range of high and low sales prices per share of our common stock as reported on The NASDAQ Capital Market for the period indicated.

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$19.70	$11.50
Third Quarter	$12.40	$3.10
Second Quarter	$5.25	$2.70
First Quarter	$6.30	$4.75
Year Ended December 31, 2016
Fourth Quarter	$6.70	$4.60
Third Quarter	$7.22	$4.40
Second Quarter	$24.43	$5.31
First Quarter	$30.85	$17.94
    As of March 5, 2018, we had 18 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

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

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*

Among Mirati Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$600
$500
$400
$300
$200
$100
$0
7/15/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
Mirati Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 7/15/13 in stock or 6/30/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2017, we issued and sold the following unregistered securities:
Warrant exercise
In 2012, we issued common stock warrants in connection with the issuance of common stock through a private placement. The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate. For the twelve months ended December 31, 2017, all of the remaining outstanding warrants issued in 2012 were exercised, resulting in the issuance of an aggregate of 638,554 shares of our common stock. Three holders of warrants to purchase an aggregate of 109,654 shares of common stock elected to net exercise their warrants, resulting in the issuance of 52,825 shares of our common stock, and six holders of warrants elected to exercise their warrants for cash, generating proceeds of $4.6 million, and resulting in the issuance of 585,729 shares of our common stock.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table presents selected historical financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in thousands except for per share information.

Please read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Loss from operations	$(71,535)	$(83,779)	$(64,714)	$(39,104)	$(31,999)
Net loss	(70,430)	(83,118)	(64,544)	(43,698)	(52,859)
Comprehensive loss	(70,484)	(83,143)	(64,507)	(43,684)	(52,872)
Basic and diluted net loss per share	$(2.78)	$(4.20)	$(3.82)	$(3.24)	$(4.78)
Weighted average common shares outstanding, basic and diluted	25,290,222	19,787,349	16,901,826	13,483,467	11,057,040

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$150,837	$56,734	$122,327	$29,303	$62,070
Working capital	142,115	44,553	115,604	27,261	25,563
Total assets	157,246	63,444	128,017	33,479	64,537
Accumulated deficit	(460,627)	(389,751)	(306,633)	(242,089)	(198,391)
Total stockholders' equity	143,288	48,309	118,176	28,062	25,885

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

Company Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing targeted therapeutics to address the genetic, epigenetic and immunological promoters of cancer. We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and our corporate headquarters is located in San Diego, California. Our precision oncology clinical programs utilize next-generation genomic testing to identify and select cancer patients who are most likely to benefit from targeted drug treatment. In immuno-oncology, we are advancing clinical programs where the ability of our product candidates to improve the immune environment of tumor cells may enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our preclinical programs include product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical pipeline consists of two clinical-stage product candidates: sitravatinib and mocetinostat. We also have a KRAS G12C inhibitor program in preclinical development. The current status and expected 2018 milestones for each program is described below.
Sitravatinib
Sitravatinib is being evaluated in multiple clinical trials as an immunotherapy in combination with an immune checkpoint inhibitor in NSCLC and as a targeted agent in patients with specific genetic mutations in NSCLC and other solid tumors.
Program Updates
Sitravatinib in Combination with Immune Checkpoint Inhibitors
     We reported data from the ongoing clinical trial combining sitravatinib and nivolumab at the IASLC 18th World Conference on Lung Cancer, including that three of 11 evaluable patients who had relapsed after previous checkpoint inhibitor treatment experienced a confirmed partial response and seven of the 11 evaluable patients were continuing to receive treatment in the clinical trial, with treatment duration ranging from four months to 10.5 months. We expect to report further data on checkpoint inhibitor refractory patients from this clinical trial in mid-2018.
Sitravatinib as a Targeted Agent
We reported early data from an ongoing Phase 1b expansion clinical trial in January 2017 showing that as of December 9, 2016, of the four evaluable patients with RET genetic alterations at the time, there was one patient with stable disease, one unconfirmed partial response and one confirmed partial response. In September 2017, we presented a case study at the IASLC 2017 Chicago Multidisciplinary Symposium in Thoracic Oncology of an NSCLC patient with a CBL inactivating mutation. The case was the first evaluable NSCLC patient harboring a CBL mutation treated in the ongoing Phase 1b study of sitravatinib as a single agent and represents the first example of clinical activity for sitravatinib in a patient with a CBL mutation. We expect to provide an update on this clinical trial in mid-2018.
Collaboration with BeiGene, Ltd. to Develop and Commercialize Sitravatinib in Certain Asian Territories
In January 2018, we entered into a Collaboration and License Agreement (the “BeiGene Agreement”) with BeiGene, Ltd. (“BeiGene”), pursuant to which Mirati and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). Under the BeiGene Agreement, Mirati granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, with Mirati retaining exclusive rights for the development, manufacturing and commercialization of sitravatinib outside the Licensed Territory.

Under the BeiGene Agreement, BeiGene agreed to pay to Mirati an upfront fee of $10.0 million. BeiGene is also required to make milestone payments to Mirati of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. Additionally, BeiGene is obligated to pay to Mirati royalties at tiered percentage rates ranging from mid-single digits to twenty percent on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances.
Mocetinostat
Mocetinostat is being evaluated in a Phase 2 clinical trial in combination with durvalumab (IMFINZI™), MedImmune Limited’s anti-PD-L1 inhibitor, for the treatment of patients with NSCLC. Stage 1 of the trial is currently enrolling nine patients in each cohort; one cohort has already met the prespecified criteria for expansion into stage 2 with at least one confirmed partial response. We expect to provide an update on stage 1 of this trial in mid-2018.
KRAS G12C Inhibitor Program
In November 2017, we announced that Investigational New Drug (“IND") enabling preclinical studies were underway, and an IND submission for the KRAS G12C program is expected by the fourth quarter of 2018, with early clinical proof-of-concept data anticipated in 2019.
Glesatinib
In November 2017, we announced that, in light of superior investment opportunities in our pipeline, we suspended further investment in glesatinib and will pursue opportunities to partner the program.
Liquidity Overview

At December 31, 2017, we had $150.8 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. In January 2017 and November 2017, we completed public offerings of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million and $86.7 million, respectively. In January 2018 we received an upfront fee of $10.0 million in connection with the BeiGene Agreement. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and through up-front payments, research funding and milestone payments under collaborative arrangements. To fund future operations, we will likely need to raise additional capital as discussed more fully below under the heading "Liquidity and Capital Resources."

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

Share-Based Compensation

We measure and recognize compensation expense for share-based payments based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option- pricing model requires the use of certain estimates and judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated financial statements. These assumptions include the historical volatility of our stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method. If any of the assumptions used in our calculation change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•
fees paid to external service providers such as CROs and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib and mocetinostat. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing sitravatinib, mocetinostat, our preclinical KRAS G12C program, or any of our other preclinical programs into more advanced stages of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the year ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Research and development expenses	$58,085	$68,487	$(10,402)
General and administrative expenses	13,450	15,292	(1,842)
Other income, net	1,105	661	444

Research and Development Expenses

Our research and development efforts during the years ended December 31, 2017 and 2016 were focused primarily on our oncology programs, including glesatinib, sitravatinib, mocetinostat, and our preclinical KRAS inhibitor program. The following table summarizes our research and development expenses, (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Third-party research and development expenses:
Glesatinib	$17,177	$29,974	$(12,797)
Sitravatinib	12,282	7,346	4,936
Mocetinostat	4,883	4,613	270
Preclinical and early discovery	9,148	9,492	(344)
Total third-party research and development expenses	43,490	51,425	(7,935)
Salaries and other employee related expense	9,007	8,963	44
Share-based compensation expense	3,192	5,461	(2,269)
Other research & development costs	2,396	2,638	(242)
Research and development expense	$58,085	$68,487	$(10,402)

Research and development expenses for the year ended December 31, 2017 were $58.1 million compared to $68.5 million during the year ended December 31, 2016. The decrease of $10.4 million during the year ended December 31, 2017 relates to a decrease in third-party research and development expense of $7.9 million and a decrease in share-based compensation expense. The decrease in third-party research and development expense relates to a decrease in expenses associated with development for glesatinib of $12.8 million primarily related to decreased manufacturing costs, partially offset by a $4.9 million increase in sitravatinib development expenses due to the continuation and expansion of ongoing clinical trials. The decrease in share-based compensation expense of $2.3 million is due to a decrease in the fair value of stock options granted during the year ended December 31, 2017 compared to the year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $13.5 million compared to $15.3 million for the same period in 2016. The decrease is primarily due to a decrease in share-based compensation expense, which is due to a lower fair value of stock options granted during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Other Income, Net

Other income, net consisted primarily of interest income of $1.1 million for the year ended December 31, 2017 and $0.7 million for the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2016	2015
Research and development, net	$68,487	$48,959	$19,528
General and administrative	15,292	15,755	(463)
Other income (expense), net	661	170	491

Research and Development Expenses

Our research and development efforts during the years ended December 31, 2016 and 2015 were focused primarily on our oncology programs, including glesatinib, sitravatinib, mocetinostat and our preclinical KRAS inhibitor program. The following table summarizes our research and development expenses, (in thousands):

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

Research and development expenses for the year ended December 31, 2016 were $68.5 million compared to $49.0 million during the year ended December 31, 2015. The increase of $19.5 million during the year ended December 31, 2016 primarily relates to an increase in third-party research and development expense of $14.3 million. The increase in third-party research and development expense relates to increased expenses for glesatinib of $8.3 million due to costs associated with a Phase 2 clinical trial which began in late 2015, increased expenses for sitravatinib of $4.1 million due to costs associated with an ongoing Phase 1b clinical trial and increased expenses for our preclinical and early discovery expenses of $2.7 million due to a one-time license fee of $2.5 million

The increase in salaries and related expense of $2.4 million and share-based compensation of $1.8 million resulted from an increase in the number of research and development employees during the twelve months ended December 31, 2016 compared to the same period of 2015.

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

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock, and to a lesser extent through up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

At December 31, 2017, we had $150.8 million of cash, cash equivalents and short-term investments compared to $56.7 million at December 31, 2016. In January 2017 and November 2017 we completed public offerings of our common stock and pre-funded common stock warrants that generated net proceeds of $66.8 million and $86.7 million, respectively.

We have incurred losses in each year since our inception. Our net losses were $70.4 million, $83.1 million and $64.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $460.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(64,706)	$(68,017)	$(50,714)
Net cash provided by (used in) investing activities	(8,651)	38,255	(50,753)
Net cash provided by financing activities	158,677	2,652	144,367
Increase (decrease) in cash	85,320	(27,110)	42,900

Net cash used in operating activities

Net cash used for operating activities was $64.7 million, $68.0 million and $50.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash used in operating activities during 2017 primarily related to our net loss of $70.4 million, adjusted for non-cash share-based compensation expense of $6.8 million and net cash outflows from a change in our operating assets and liabilities of $1.0 million. Cash used in operating activities during 2016 primarily related to our net loss of $83.1 million, adjusted for non-cash share-based compensation expense of $10.6 million and net cash inflows from a change in our operating assets and liabilities of $4.3 million. Cash used in operating activities during 2015 primarily related to our net loss of $64.5 million, adjusted for non-cash items such as share-based compensation expense of $10.3 million and amortization of premium on investments of $0.3 million, and net cash inflows from a change in our operating assets and liabilities of $3.0 million.

Net cash provided by (used in) investing activities

Investing activities used cash of $8.7 million for the year ended December 31, 2017, provided cash of $38.3 million for the year ended December 31, 2016, and used cash of $50.8 million for the year ended December 31, 2015. The net cash provided or used by investing activities during the periods presented primarily reflects the purchases, sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $158.7 million, $2.7 million and $144.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash provided by financing activities during 2017 consists of net proceeds from the issuance of common stock from our 2017 public offerings of common stock and pre-funded warrants totaling $153.5 million, proceeds from the exercise of stock options and warrants of $5.0 million and proceeds from our employee stock purchase plan ("ESPP") of $0.1 million. Net cash provided by financing activities during 2016 consists of proceeds from the exercise of stock options and warrants of $2.4 million and proceeds from our ESPP of $0.3 million. Net cash provided by financing activities during 2015 consists of net proceeds from the issuance of common stock from our 2015 public offerings of common stock totaling $143.3 million, proceeds from exercise of common stock options and warrants of $0.6 million and proceeds from our ESPP of $0.5 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2017 that will affect our future liquidity (in thousands):

	Total	Less Than 1 year	1 -3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations(1)	$315	$289	$26	$—	$—
Total Contractual Obligations	$315	$289	$26	$—	$—
(1) In June 2014 we entered into a multi-year non-cancelable building lease for office space in San Diego, California which expired in January 2018. In March 2017, we amended the lease to extend the term through January 2019.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2017 and 2016, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We expect that we will remain an emerging growth company until December 31, 2018.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the consolidated financial statements included in this Form 10-K for the year ended December 31, 2017 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

    This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Recently Adopted Accounting Pronouncements

See “Notes to Financial Statements-Note 3-Recently Issued and Recently Adopted Accounting Pronouncements” of our annual financial statements.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

            The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 annual meeting of stockholders.

Item 11.     Executive Compensation

            The information required by this item is incorporated by reference to the information under the captions "Non-Employee Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to the information under the captions "Election of Directors" and "Certain Relationships and Related Transactions" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 annual meeting of stockholders.

Item 14.     Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to the information under the caption contained in "Ratification of Selection of Independent Registered Public Accounting Firm" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2018 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

INDEX TO EXHIBITS

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws. (7)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(9)
4.3	Form of Warrant to Purchase Common Stock (12)
10.1	Form of Securities Purchase Agreement relating to the 2011 private placement.(1)
10.2	Form of Securities Purchase Agreement relating to the 2012 private placement.(1)
10.3+	Amended and Restated Incentive Stock Option Plan.(1)
10.4+	Amended and Restated 2013 Equity Incentive Plan and Form of 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.(8)
10.5+	Form of 2013 Employee Stock Purchase Plan.(1)
10.6*	Collaboration and License Agreement, dated October 16, 2003, by and between MethylGene Inc. and Taiho Pharmaceutical Co. Ltd.(1)
10.7*	Amendment Number One to Collaboration and License Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd.(1)
10.8*	Letter Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd., relating to Collaboration and License Agreement dated October 16, 2003.(1)
10.9+	Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum.(1)
10.10+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum.(3)
10.11	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (5)
10.12	First Amendment to Lease to 9393 Towne Centre Drive, dated March 23, 2017. (10)
10.13+	Letter Agreement, dated August 30, 2013, by and between the Registrant and Dr. Isan Chen.(4)
10.14+	Letter Agreement, dated May 20, 2013, by and between Methylgene Inc. and James Christensen.(6)
10.15+	Form of Indemnity Agreement.(4)
10.16+	Amended and Restated Non-Employee Director Compensation Policy.
10.17+	Letter Agreement, dated September 13, 2016, by and between Mirati Therapeutics, Inc. and Christopher LeMasters.(11)
10.18+	Amendment to Amended and Restated Employment Agreement, dated December 19, 2016, by and between the Registrant and Dr. Charles Baum. (11)
10.19+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Jamie Donadio. (11)
10.20+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Dr. Isan Chen.(11)
10.21+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and James Christensen.(11)
10.22+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Christopher LeMasters.(11)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm-US.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on July 9, 2013.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-191544), filed with the Securities and Exchange Commission on October 3, 2013.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 11, 2015.

(7)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(8)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2017.

(9)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(10)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2017.

(11)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017.

(12)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: March 8, 2018	by:	/s/ Charles M. Baum
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2018	by:	/s/ Jamie A. Donadio
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

Signature	Title	Date
/S/ CHARLES M. BAUM	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Charles M. Baum, M.D., Ph.D.

/S/ JAMIE A. DONADIO	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018
Jamie A. Donadio

/S/ RODNEY LAPPE	Chairman of the Board	March 8, 2018
Rodney Lappe, Ph.D.

/S/ BRUCE L.A. CARTER	Director	March 8, 2018
Bruce L.A. Carter, Ph.D.

/S/ HENRY J. FUCHS	Director	March 8, 2018
Henry J. Fuchs, M.D.

/S/ MICHAEL GREY	Director	March 8, 2018
Michael Grey

/S/ CRAIG JOHNSON	Director	March 8, 2018
Craig Johnson

/S/ NEIL A. REISMAN	Director	March 8, 2018
Neil A. Reisman

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mirati Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014
San Diego, California
March 8, 2018

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$107,703	$22,383
Short-term investments	43,134	34,351
Other current assets	4,922	2,821
Total current assets	155,759	59,555
Property and equipment, net	525	629
Other long-term assets	962	3,260
Total assets	$157,246	$63,444
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,644	$15,002
Total current liabilities	13,644	15,002
Other liabilities	314	133
Total liabilities	13,958	15,135
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 28,622,886 and 19,937,095 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	29	20
Additional paid-in capital	594,407	428,507
Accumulated other comprehensive income	9,479	9,533
Accumulated deficit	(460,627)	(389,751)
Total stockholders' equity	143,288	48,309
Total liabilities and stockholders' equity	$157,246	$63,444

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Expenses
Research and development	$58,085	$68,487	$48,959
General and administrative	13,450	15,292	15,755
Total operating expenses	71,535	83,779	64,714
Loss from operations	(71,535)	(83,779)	(64,714)
Other income, net	1,105	661	170
Net loss	$(70,430)	$(83,118)	$(64,544)
Unrealized gain (loss) on available-for-sale investments	$(54)	$(25)	$37
Comprehensive loss	$(70,484)	$(83,143)	$(64,507)
Basic and diluted net loss per share	$(2.78)	$(4.20)	$(3.82)
Weighted average common shares outstanding, basic and diluted	25,290,222	19,787,349	16,901,826

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2014	13,566,726	$14	$260,616	$9,521	$(242,089)	$28,062
Net loss for the year	—	—	—	—	(64,544)	(64,544)
Share-based compensation expense	—	—	10,254	—	—	10,254
Issuance of common stock, net of costs	4,837,500	4	143,289	—	—	143,293
Issuance of common stock from Employee Stock Purchase Plan ("ESPP")	32,645	—	522	—	—	522
Exercise of options for cash	36,566	—	552	—	—	552
Net exercise of warrants	809,498	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	37	—	37
Balance at December 31, 2015	19,282,935	$19	$415,232	$9,558	$(306,633)	$118,176
Net loss for the year	—	—	—	—	(83,118)	(83,118)
Share-based compensation expense	—	—	10,624	—	—	10,624
Issuance of common stock from ESPP	28,483	—	297	—	—	297
Exercise of options for cash	22,132	—	240	—	—	240
Exercise of warrants for cash	313,756	1	2,114	—	—	2,115
Net exercise of warrants	289,789	—	—	—	—	—
Unrealized loss on investments	—	—	—	(25)	—	(25)
Balance at December 31, 2016	19,937,095	$20	$428,507	$9,533	$(389,751)	$48,309
Net loss for the year	—	—	—	—	(70,430)	(70,430)
Issuance of common stock and warrants, net of costs	7,941,688	8	153,522	—	—	153,530
Share-based compensation expense	—	—	6,786	—	—	6,786
Cumulative effect of accounting change for the adoption of ASU 2016.09	—	—	446	—	(446)	—
Issuance of common stock from ESPP	59,976	—	144	—	—	144
Exercise of options for cash	45,573	—	399	—	—	399
Exercise of warrants for cash	585,729	1	4,603	—	—	4,604
Net exercise of warrants	52,825	—	—	—	—	—
Unrealized loss on investments	—	—	—	(54)	—	(54)
Balance at December 31, 2017	28,622,886	$29	$594,407	$9,479	$(460,627)	$143,288

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(70,430)	$(83,118)	$(64,544)
Non-cash adjustments reconciling net loss to operating cash flows
Depreciation of property and equipment	184	180	212
Amortization of premium on investments	(266)	7	337
Share-based compensation expense	6,786	10,624	10,254
Changes in operating assets and liabilities
Other current assets	(3,409)	254	279
Other long-term assets	3,606	(1,259)	(1,675)
Accounts payable and accrued liabilities	(1,341)	5,196	4,370
Other current and long term liabilities	164	99	53
Cash flows used in operating activities	(64,706)	(68,017)	(50,714)
Investing activities:
Purchases of short-term investments	(100,558)	(70,269)	(104,954)
Sales and maturities of short-term investments	91,988	108,720	54,530
Purchases of property and equipment	(81)	(196)	(329)
Cash flows provided by (used in) investing activities	(8,651)	38,255	(50,753)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	153,530	—	143,293
Proceeds from exercise of common stock options and warrants	5,003	2,355	552
Proceeds from issuance under employee stock purchase plan	144	297	522
Cash flows provided by financing activities	158,677	2,652	144,367
Increase (decrease) in cash and cash equivalents	85,320	(27,110)	42,900
Cash and cash equivalents, beginning of year	22,383	49,493	6,593
Cash and cash equivalents, end of year	$107,703	$22,383	$49,493

See accompanying notes

Mirati Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company and MethylGene. All significant inter-company transactions, balances and expenses have been eliminated upon consolidation.

Mirati was incorporated under the laws of the State of Delaware on April 29, 2013. On May 8, 2013, the Company's Board of Directors approved and the Company entered into an arrangement agreement ("Arrangement") with MethylGene. Upon completion of the Arrangement, MethylGene became the Company's wholly-owned subsidiary.

These consolidated financial statements are presented in United States ("U.S.") Dollars, which is also the functional currency of the Company.

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

Upon disposal or impairment of property and equipment, the cost and related accumulated depreciation is removed from the consolidated financial statements and the net amount, less any proceeds, is included in net loss.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charges for the years ended December 31, 2017, 2016 and 2015.

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payments based on estimated fair value, using the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain estimates and highly judgmental assumptions that affect the amount of share-based compensation expense recognized in the Company's consolidated financial statements. These assumptions include the historical volatility of the Company's stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method. If any of the assumptions used in the Company's calculation change significantly, share-based compensation expense may differ materially from what the Company has recorded in the current period.

Investment Tax Credits

The Company's accounts include claims for investment tax credits ("ITCs") relating to scientific research and experimental development activities of the Company. The qualification and recording of these activities for investment tax credit purposes are established by the Canadian federal and Provincial Tax Acts and are subject to audit by the taxation authorities. Refundable ITCs are reflected as reductions of expenses or reductions of the cost of the assets to which they relate when there is reasonable assurance that the assistance will be received and all conditions have been complied with. The non-refundable ITCs are carried forward for a time and will be recognized when it is more likely than not that the Company will become subject to Canadian federal taxes, at which time, these ITCs will be applied as a reduction of tax expense. As operations in Canada ceased in early 2014, there were no new ITCs earned for the years ended December 31, 2017, 2016 or 2015.

Research and Development Expenses

Research and development expenditures are charged to net loss in the period in which they are incurred and are comprised of the following types of costs incurred in performing research and development activities: contract services for clinical trials and related clinical manufacturing costs, salaries and benefits including share-based compensation expense, costs for allocated facilities and depreciation of equipment and license fees paid in connection with our early discovery efforts.

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

Segment Reporting

Operating segments are components of a business where separate discrete financial information is available for evaluation by the chief operating decision-maker for purposes of making decisions regarding resource allocation and assessing performance. To date, the Company and the chief operating decision-maker has viewed its operations and managed its business as one segment operating primarily in the United States.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Year ended
	December 31,
	2017	2016	2015
Common stock options	38,675	173,776	582,662
Common stock warrants	7,534,576	315,834	1,546,201
Total	7,573,251	489,610	2,128,863

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. Although we currently do not have any revenue contracts in 2017, we early adopted this standard effective January 1, 2017 using the full retrospective method of adoption so that, in the event we enter into any revenue contracts, the contracts will be accounted for under the new guidance from inception of the contract.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15,

2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company does not anticipate that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

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

4. Investments

The following tables summarize our short-term investments (in thousands):

		As of December 31, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$24,264	$—	$(23)	$24,241
Commercial paper	1 year or less	18,912	—	(19)	18,893
		$43,176	$—	$(42)	$43,134

		As of December 31, 2016
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$20,622	$—	$(3)	$20,619
Commercial paper	1 year or less	13,717	15	—	13,732
		$34,339	$15	$(3)	$34,351

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2017, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,026	$1,026	$—	$—
Money market funds	106,677	106,677	—	—
Total cash and cash equivalents	107,703	107,703	—	—

Short-term investments:
Corporate debt securities	24,241	—	24,241	—
Commercial paper	18,893	—	18,893	—
Total short-term investments	43,134	—	43,134	—

Total	$150,837	$107,703	$43,134	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$2,728	$2,728	$—	$—
Money market funds	19,655	19,655	—	—
Total cash and cash equivalents	22,383	22,383	—	—

Short-term investments:
Corporate debt securities	20,619	—	20,619	—
Commercial paper	13,732	—	13,732	—
Total short-term investments	34,351	—	34,351	—

Total	$56,734	$22,383	$34,351	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2017 and 2016. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels for the years ended December 31, 2017 and 2016.

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$3,085	$1,879
Deposits and other receivables	1,600	759
Interest receivables	237	183
	$4,922	$2,821

The other long-term assets balance as of December 31, 2017 consists of $1.0 million in deposits paid in conjunction with the Company's research and development activities compared to $3.3 million as of December 31, 2016.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Computer equipment	$329	$329
Office and other equipment	301	301
Laboratory equipment	643	563
Leasehold improvements	63	63
Gross property and equipment	1,336	1,256
Less: Accumulated depreciation	(811)	(627)
Property and equipment, net	$525	$629

The Company incurred depreciation expense of $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accounts payable	$4,344	$6,296
Accrued clinical, development and other expenses	6,256	5,743
Accrued compensation and benefits	3,021	2,923
Other current liabilities	23	40
	$13,644	$15,002

9. Stockholders' Equity

Common Stock

The following shares were reserved for future issuance:

December 31, 2017
Common stock options outstanding and available for future grant	6,306,836
Warrants to purchase common stock	11,396,262
Employee Stock Purchase Plan	178,896
17,881,994

Sale of Common Stock

In November 2017, the Company sold 2,938,986 shares of its common stock at a public offering price of $13.00 per share and sold warrants to purchase up to 4,137,999 shares of its common stock at a public offering price of $12.999 per warrant share. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $86.7 million. In January 2017, the Company sold 5,002,702 shares of its common stock at a public offering price of $5.60 per share and sold warrants to purchase up to 7,258,263 shares of its common stock at a public offering price of $5.599 per warrant share. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $66.8 million. In both cases, the public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant.

These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent, for certain holders, and 9.99 percent for other holders, following such exercise.

Warrants

As of December 31, 2017, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 20, 2017	None	$0.001	4,137,999
			11,396,262

During the year ended December 31, 2017, warrants for 52,825 shares of the Company's common stock were exercised via cashless exercises and 585,729 shares were exercised for cash generating proceeds of $4.6 million resulting in the issuance of a total of 638,554 shares of common stock.

During the year ended December 31, 2016, warrants for 289,789 shares of the Company's common stock were exercised via cashless exercises and 313,756 shared were exercised for cash generating proceeds of $2.1 million resulting in the issuance of a total of 603,545 shares of common stock.

During the year ended December 31, 2015, warrants for 1,037,330 shares of the Company's common stock were exercised via cashless exercises resulting in the issuance of a total of 809,498 shares of common stock.

10. Share-Based Compensation

Equity Incentive Plan

The Company has in place a stock option plan (the "Stock Option Plan") for the benefit of employees, directors, officers and consultants of the Company. In May 2013 our Board of Directors adopted the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by our stockholders in connection with the Arrangement. Our Board of Directors and stockholders approved an amendment to the 2013 Plan in 2017 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2.9 million shares. The 2013 Plan is a continuation of and successor to the Stock Option Plan and no further grants will be made under the Stock Option Plan. As of December 31, 2017, there were approximately 3.0 million stock options available to be issued.

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

The following table summarizes our stock option activity and related information for the year ended December 31, 2017:

	Number of options	Weighted average exercise price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2016	2,813,342	$16.57
Granted	970,226	$5.36
Exercised	(45,573)	$8.74
Canceled/forfeited	(415,908)	$14.47
Expired	(17,906)	$12.50
Balance outstanding as of December 31, 2017	3,304,181	$13.67	7.2	$21.0
Options exercisable at December 31, 2017	1,843,808	$16.28	6.1	$7.3
Options vested and expected to vest at December 31, 2017	3,304,181	$13.67	7.2	$21.0

The total intrinsic value of stock options exercised was $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company received total cash of $0.4 million, $0.2 million and $0.6 million for the exercise of options for the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $10.6 million, $8.6 million and $6.5 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

Total share-based compensation expense by statement of operations classification is presented below (in thousands):

	Year ended December 31,
	2017	2016	2015
Research and development expense	$3,192	$5,461	$3,669
General and administrative expense	3,594	5,163	6,585
	$6,786	$10,624	$10,254

For the years ended December 31, 2017, 2016 and 2015, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average estimated fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.1%	1.5%	1.5%
Dividend yield	—%	—%	—%
Volatility factor	96.0%	101.7%	104.3%
Expected term (in years)	6.0	6.0	6.0
Weighted average estimated fair value per share	$4.17	$13.32	$19.44

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

The total compensation cost not yet recognized as of December 31, 2017 related to non-vested option awards was $4.4 million which will be recognized over a weighted-average period of 1.2 years.

2013 Employee Stock Purchase Plan

In May 2013, the Company's Board of Directors adopted the ESPP. The ESPP was approved by the Company's stockholders in connection with the Arrangement. In December 2014, the ESPP became effective and the first purchase period began. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than six months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. As of December 31, 2017, 121,104 shares have been issued out of the plan.

11. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the "Plan") for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company matches up to 4% of an employee's contributions, subject to a limit of $2,500 per year. Expense associated with the Company's matching contribution totaled $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

12. Income Taxes

The Company had no federal income tax expense and immaterial state tax expense for the years ended December 31, 2017, 2016 and 2015.

The differences between the effective income tax rate and the statutory tax rates during the years ended 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss before tax	$(70,430)	$(83,118)	$(64,544)
Statutory combined U.S. federal and state tax rate	34.00%	34.00%	34.00%
Statutory federal and state taxes	(23,946)	(28,260)	(21,945)
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	(4,154)	28,446	22,350
Non-deductible share-based compensation	695	1,247	923
Tax credits	(2,563)	(2,906)	(2,430)
Share issue costs - temporary difference	—	(78)	(184)
Write off of Methylgene US NOL	307	—	—
Differential in income tax rates of foreign subsidiary	(169)	261	31
Change in tax rate	303	—	—
Tax Cuts and Jobs Act	28,569	—	—
Uncertain tax positions	646	3,921	1,961
Return to provision and other true-ups	368	(2,619)	(899)
Other differences	(56)	(12)	193
Income tax benefit	$—	$—	$—

Deferred Tax

The following table summarizes the significant components of our deferred tax assets (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Tangible and intangible depreciable assets	$17,927	$990
Stock compensation	4,976	6,635
Provisions	611	853
Net operating loss carry forwards	44,598	66,489
Capital loss carryforward	83	51
Scientific research and experimental development expenditures	5,467	5,531
Research and development tax credits	7,016	4,266
Total gross deferred tax assets	80,678	84,815
Less valuation allowance	(80,678)	(84,815)
Net deferred tax assets	$—	$—

Total valuation allowance decreased by $4.1 million for the year ended December 31, 2017. The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2017 due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2017.

For Canadian federal income tax purposes, the Company's Canadian federal scientific research and experimental development expenditures amounted to $19.9 million at December 31, 2017, 2016 and 2015 and for provincial income tax purposes amounted to $21.6 million at December 31, 2017, 2016 and 2015. As operations in Canada ceased during 2014, no expenditures were incurred for the years ended December 31, 2017, 2016 and 2015. These expenditures are available to reduce future taxable income and have an unlimited carry forward period. Scientific research and development expenditures are subject to verification by the taxation authorities, and accordingly, these amounts may vary by a material amount. In addition, the Company has research and development tax credit carryforwards for U.S. federal and state income tax purposes as of December 31, 2017 of $7.2 million and $2.9 million, respectively. The federal credits will begin to expire in 2033 unless utilized and the state credits have an indefinite life.

At December 31, 2017, the Company's net operating loss carry forwards ("NOLs") for U.S. federal and state income taxes were $110.3 million and $77.3 million, respectively and the Company's NOLs for Canadian federal and provincial income tax purposes were $80.6 million and $79.9 million, respectively. The NOLs are available to offset future taxable income from both U.S. federal and state tax sources, as well as Canadian federal and provincial tax sources and the tax benefits of which have not been recognized in the consolidated financial statements. The NOLs expire as follows (in thousands):

	US		Canada
	Federal	State	Federal	Provincial
Expires in:
2030	$—	$—	$5,907	$5,985
2031	—	—	7,059	7,066
2032	—	—	13,308	12,433
2033	2,225	2,232	18,623	19,385
2034	7,276	22,162	32,401	31,809
2035	53,359	52,950	1,084	1,084
2036	23,379	—	777	777
2037	24,044	—	1,408	1,408
	$110,283	$77,344	$80,567	$79,947

The future utilization of the U.S. federal and state NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "1986 Act") limits a company's ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act. During 2017, the Company completed a study to assess whether an ownership change, as identified by Section 382 of the 1986 Act, had occurred from the Company’s formation through December 31, 2017. Based upon the study, the Company determined an ownership change had occurred during 2017, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2017 would expire solely as a result of annual limitations on the utilization of those attributes. The Canadian Federal and Provincial Tax Acts maintain similar rules in the case of acquisition of control, which may limit the utilization of tax attributes.

The Company files income tax returns in the U.S. (federal and state) and Canada (federal and provincial). The Company’s U.S. operations have not been audited for any open taxation years. The Company has experienced losses for U.S. tax purposes and therefore, the taxation authorities may review any loss year, if and when the losses are utilized.

For Canadian tax purposes, the Company remains subject to federal and provincial audit for the December 31, 2013 and subsequent taxable years. Where taxation years remain open, the Company considers it reasonably possible that issues may be raised or tax positions agreed to with the taxation authorities, which may result in increases or decreases of the balance of non-refundable ITCs and NOLs. However, an estimate of such increases and decreases cannot be currently made.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	Federal			Provincial/State
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Unrecognized tax positions, beginning of year	$1,095	$509	$42	$7,333	$2,274	$18
Gross increase — current period tax positions	588	598	445	227	195	259
Gross decrease — prior period tax positions	—	(9)	(4)	(3)	—	(3)
Gross increase — prior period tax positions	11	—	26	—	4,866	2,000
Expiration of statute of limitations	(1)	(3)	—	(1)	(2)	—
Unrecognized tax positions, end of year	$1,693	$1,095	$509	$7,556	$7,333	$2,274

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties on tax matters as of December 31, 2017 and 2016 and the Company had no ongoing tax audits as of December 31, 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "2017 Act"). The 2017 Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. The provisional amount related to the re-measurement of certain deferred tax assets, based on the rates at which they are expected to reverse in the future, was $28.6 million. Due to the Company's full valuation allowance position, there was no net impact on the Company's income tax provision for the year ended December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the 2017 Act, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on the Company's consolidated financial statements for the year ended December 31, 2017 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Act.

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

The Company's non-refundable Canadian federal ITCs as of December 31, 2017 are $3.9 million and relate to scientific research and development expenditures, which may be utilized to reduce Canadian federal income taxes payable in future years. The benefits of the non-refundable Canadian federal ITCs have not been recognized in the financial statements and will be recorded as a reduction of tax expense when realized.

The non-refundable investment tax credits expire as follows (in thousands):

Federal ITC
Expires in:
2030	$764
2031	1,000
2032	1,125
2033	1,018
$3,907

14. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for approximately 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability that results in the Company recording deferred rent over the term of the lease. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement and to extend the term of the original lease for one year through January 31, 2019. All other terms and covenants from the original lease agreement remain unchanged.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2018	$289
2019	26
Thereafter	—
Total minimum lease payments	$315

Total lease expense for the years ended December 31, 2017, 2016 and 2015 was $0.7 million, $0.8 million, and $0.6 million, respectively.

15. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2017 and 2016 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
	3/31/17	6/30/17	9/30/17	12/31/17	December 31, 2017
Operating loss	$(18,090)	$(18,616)	$(16,601)	$(18,228)	$(71,535)
Net loss	(17,846)	(18,339)	(16,350)	(17,895)	(70,430)
Per common share:
Loss per share, basic and diluted (1)	$(0.73)	$(0.74)	$(0.65)	$(0.67)	$(2.78)
	Three Months Ended				Year Ended
	3/31/16	6/30/16	9/30/16	12/31/16	December 31, 2016
Operating loss	$(22,118)	$(22,227)	$(19,581)	$(19,853)	$(83,779)
Net loss	(21,914)	(22,061)	(19,421)	(19,722)	(83,118)
Per common share:
Loss per share, basic and diluted(1)	$(1.13)	$(1.11)	$(0.97)	$(0.99)	$(4.20)

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

16. Subsequent Event
On January 7, 2018, the Company and BeiGene, Ltd. (“BeiGene”) entered into a Collaboration and License Agreement (the “Agreement”), under which the Company and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). BeiGene is considered a related party as the Company and BeiGene have a common investor. Under the Agreement, Mirati granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, with Mirati retaining exclusive rights for the development, manufacturing and commercialization of sitravatinib outside the Licensed Territory.
As consideration for the rights granted to BeiGene under the Agreement, BeiGene agreed to pay to Mirati an upfront fee of $10.0 million. BeiGene is also required to make milestone payments to Mirati of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. The Agreement additionally provides that BeiGene is obligated to pay to Mirati royalties at tiered percentage rates ranging from mid-single digits to twenty percent on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances.
The Agreement will terminate upon the expiration of the last royalty term for the licensed products, which is the latest of (i) the date of expiration of the last valid patent claim related to the licensed products under the Agreement, (ii) 10 years after the first commercial sale of a licensed product and (iii) the expiration of any regulatory exclusivity as to a licensed product. BeiGene may terminate the Agreement at any time by providing 60 days’ prior written notice to Mirati. Either party may terminate the Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach or upon certain bankruptcy events. In addition, Mirati may terminate the Agreement upon written notice to BeiGene under specified circumstances if BeiGene challenges the licensed patent rights.