Form 10-Q
period 2018-03-31
Mirati Therapeutics, Inc.
filed 2018-05-07
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on April 30, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	29,052,131

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,567	$107,703
Short-term investments	128,085	43,134
Other current assets	4,421	4,922
Total current assets	153,073	155,759
Property and equipment, net	484	525
Other long-term assets	987	962
Total assets	$154,544	$157,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$15,761	$13,644
Deferred revenue and other current liabilities	249	—
Total current liabilities	16,010	13,644
Deferred revenue and other liabilities	693	314
Total liabilities	16,703	13,958
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,025,834 and 28,622,886 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	29	29
Additional paid-in capital	603,957	594,407
Accumulated other comprehensive income	9,191	9,479
Accumulated deficit	(475,336)	(460,627)
Total stockholders’ equity	137,841	143,288
Total liabilities and stockholders’ equity	$154,544	$157,246

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue
License and collaboration revenues	$9,467	$—
Total revenue	9,467	—
Expenses
Research and development	$19,659	$14,397
General and administrative	5,154	3,693
Total operating expenses	24,813	18,090
Loss from operations	(15,346)	(18,090)
Other income, net	637	244
Net loss	$(14,709)	$(17,846)
Unrealized gain (loss) on available-for-sale investments	(288)	71
Comprehensive loss	$(14,997)	$(17,775)
Basic and diluted net loss per share	$(0.51)	$(0.73)
Weighted average number of shares used in computing net loss per share, basic and diluted	28,843,578	24,383,941

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(14,709)	$(17,846)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	41	45
Amortization of discount or premium on short-term investments	(162)	(71)
Share-based compensation expense	3,660	1,766
Changes in operating assets and liabilities:
Other current assets	502	704
Other long-term assets	(25)	710
Accounts payable, accrued liabilities, deferred revenue and other liabilities	2,745	(3,540)
Cash flows used in operating activities	(7,948)	(18,232)
Investing activities:
Purchases of short-term investments	(102,820)	(63,310)
Sales and maturities of short-term investments	17,742	22,100
Cash flows used in investing activities	(85,078)	(41,210)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	66,816
Proceeds from exercise of common stock options and warrants	5,890	—
Cash flows provided by financing activities	5,890	66,816
Decrease in cash and cash equivalents	(87,136)	7,374
Cash and cash equivalents, beginning of period	107,703	22,383
Cash and cash equivalents, end of period	$20,567	$29,757

Supplemental disclosures of non-cash investing activities:
Fixed asset additions included within accounts payable	$—	$54

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

1. Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage oncology company developing product candidates to address the genetic, epigenetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in Canada, MethylGene, Inc., and operates in one business segment, primarily in the United States. The Company's common stock has been listed on the NASDAQ Capital Market since July 15, 2013 under the ticker symbol "MRTX."

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Revenue Recognition

Effective January 1, 2017, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  As the Company did not have any revenue contracts prior to the first quarter of 2018, an adjustment to prior periods under this method was not applicable. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  See footnote 9 for a complete discussion of the revenue recognition for the Company’s collaboration and license agreement.

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

The following table presents the weighted average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended March 31,
	2018	2017
Common stock options	1,458,774	—
Common stock warrants	11,395,851	6,450,612
Total	12,854,625	6,450,612

3. Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 were effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  Effective January 1, 2018, the

Company adopted the provisions of ASU 2017-09. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosure.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhanced the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard was effective for public companies for interim and annual periods beginning after December 15, 2017.  Effective January 1, 2018, the Company adopted the provisions of ASU 2016-01. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosure.

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

4. Short-term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of March 31, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 year or less	$86,479	$—	$(260)	$86,219
Commercial paper	1 year or less	41,936	—	(70)	41,866
		$128,415	$—	$(330)	$128,085

		As of December 31, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$24,264	$—	$(23)	$24,241
Commercial paper	1 year or less	18,912	—	(19)	18,893
		$43,176	$—	$(42)	$43,134

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2018, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,721	$3,721	$—	$—
Money market funds	16,846	16,846	—	—
Total cash and cash equivalents	20,567	20,567	—	—

Short-term investments:
Corporate debt securities	86,219	—	86,219	—
Commercial paper	41,866	—	41,866	—
Total short-term investments	128,085	—	128,085	—
Total	$148,652	$20,567	$128,085	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,026	$1,026	$—	$—
Money market funds	106,677	106,677	—	—
Total cash and cash equivalents	107,703	107,703	—	—

Short-term investments:
Corporate debt securities	24,241	—	24,241	—
Commercial paper	18,893	—	18,893	—
Total short-term investments	43,134	—	43,134	—
Total	$150,837	$107,703	$43,134	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2018 and December 31, 2017. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Prepaid expenses	$2,693	$3,085
Deposits and other receivables	1,325	1,600
Interest receivable	403	237
	$4,421	$4,922

The other long-term assets balance consisted of $1.0 million in deposits paid in conjunction with the Company's research and development activities at each period March 31, 2018 and December 31, 2017, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Computer equipment	$329	$329
Office and other equipment	301	301
Laboratory equipment	643	643
Leasehold improvements	63	63
Gross property and equipment	1,336	1,336
Less: Accumulated depreciation	(852)	(811)
Property and equipment, net	$484	$525
The Company incurred immaterial depreciation expense for both the three months ended March 31, 2018 and 2017.

8. Accounts payable, accrued liabilities and long-term liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Accounts payable	$4,731	$4,344
Accrued clinical, development and other expenses	9,058	6,279
Accrued compensation and benefits	1,972	3,021
	$15,761	$13,644
The long-term liabilities balance of $0.7 million as of March 31, 2018 consisted of $0.3 million in deferred revenue and $0.4 million in other liabilities. As of December 31, 2017 the long-term liabilities balance consisted of $0.3 million in other liabilities.

9. BeiGene Agreement

Terms of Agreement

On January 7, 2018, the Company and BeiGene Ltd, ("BeiGene") entered into a Collaboration and License Agreement (the “Agreement”), pursuant to which the Company and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). BeiGene is considered a related party as the Company and BeiGene have a common investor. Under the Agreement, the Company granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, with Mirati retaining exclusive rights for the development, manufacture and commercialization of sitravatinib outside the Licensed Territory.
As consideration for the rights granted to BeiGene under the Agreement, BeiGene paid the Company a non-refundable, non-creditable upfront fee of $10.0 million. BeiGene is also required to make milestone payments to the Company of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. The Agreement additionally provides that BeiGene is obligated to pay to the Company royalties at tiered percentage rates ranging from mid-single digits to twenty percent on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. The Agreement also provides that the Company will supply BeiGene with sitravatinib for use in BeiGene’s development activities in the Licensed Territory.
The Agreement will terminate upon the expiration of the last royalty term for the licensed products, which is the latest of (i) the date of expiration of the last valid patent claim related to the licensed products under the Agreement, (ii) 10 years after the first commercial sale of a licensed product and (iii) the expiration of any regulatory exclusivity as to a licensed product. BeiGene may terminate the Agreement at any time by providing 60 days prior written notice to the Company. Either party may terminate the Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach or upon certain bankruptcy events. In addition, the Company may terminate the Agreement upon written notice to BeiGene under specified circumstances if BeiGene challenges the licensed patent rights.

Revenue Recognition
     The Company evaluated the Agreement under Topic 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the Agreement, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including any constraints on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

The Company determined the transaction price is equal to the up-front fee of $10.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. A description of the performance obligations identified under the Agreement, as well as the amount of revenue allocated to each performance obligation, follows:

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore the Company recognized revenue related to this performance obligation in the amount of $9.5 million during the three months ended March 31, 2018.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinb for clinical development in the Licensed Territory represents a distinct performance obligation.  As such, the Company will defer $0.5 million of revenue related to the manufacturing supply services, and will recognize revenue when BeiGene obtains control of the goods, upon delivery, and which is expected to occur in late 2018 and continue into 2020. The Company may also become responsible for manufacturing sitravatinib for clinical and commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company evaluated whether the milestones are considered probable of being reached and determined that since the milestone payments are not within the control of the Company or BeiGene (due to the requirement for regulatory approvals), the milestones are not considered probable of being achieved, therefore no revenue was recorded related to the milestones at the inception of the Agreement. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

     Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the three months ended March 31, 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract liabilities:
Deferred revenue - current	$—	$229	$—	$229
Deferred revenue - non-current	—	304	—	304
Total contract liabilities:	$—	$533	$—	$533

10. Warrants

As of March 31, 2018, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 20, 2017	None	$0.001	4,137,999
			11,396,262

During the three months ended March 31, 2018 and 2017, no warrants were exercised.

11. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability that results in the Company recording deferred rent over the term of the lease. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement. This amendment extended the term of the original lease for one year through January 31, 2019. Subsequently, on April 5, 2018, the Company entered into a Second Amendment to Lease Agreement to extend the lease term through January 31, 2020. All other material terms and covenants from the original lease agreement remain unchanged.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2018	$210
2019	315
2020	26
Total minimum lease payments	$551

12. Stockholders' Equity

Share-based Compensation

Total share-based compensation expense by statement of operations classification is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense	$1,493	$982
General and administrative expense	2,167	784
	$3,660	$1,766

During the three months ended March 31, 2018, 402,948 shares were issued pursuant to stock option exercises, generating net proceeds of $5.9 million. During the three months ended March 31, 2017, no shares were issued pursuant to stock option exercises.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission ("SEC").
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
Overview

Company Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic, epigenetic and immunological promoters of cancer. Our precision oncology clinical programs utilize next-generation genomic testing to identify and select cancer patients who are most likely to benefit from targeted drug treatment. In immuno-oncology, we are advancing clinical programs where the ability of our product candidates to improve the immune environment of tumor cells may enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our preclinical programs include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical pipeline consists of two clinical-stage product candidates: sitravatinib and mocetinostat. We also have a KRAS inhibitor program in preclinical development.
Sitravatinib in Combination with Immune Checkpoint Inhibitors
     Sitravatinib is a spectrum-selective kinase inhibitor that potently inhibits receptor tyrosine kinases (“RTKs”), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. As an immuno-oncology agent, sitravatinib is being evaluated in a Phase 2 clinical trial in combination with nivolumab (OPDIVO®), Bristol Myers Squibb’s anti-PD-1 checkpoint inhibitor, in patients with non-small cell lung cancer (“NSCLC”) who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On April 24, 2018 we reported data from this ongoing clinical trial. As of the data cutoff date of March 31, 2018:

•	23 patients were evaluable for response with at least one radiographic scan;

•	Six patients achieved a Partial Response ("PR") (four confirmed and two unconfirmed);

◦	Five of the six patients with PRs remain on study, including both patients with unconfirmed PRs; the longest treatment duration exceeds 50 weeks and is ongoing;

◦	The other patient with a PR progressed following a treatment duration that exceeded 40 weeks;

•	19 of 23 patients demonstrated tumor reductions and

•	The combination has been well-tolerated, and most adverse events ("AEs") reported by investigators were Grade 1 or 2.

Additionally, as of April 24, 2018, 45 patients had been enrolled. We expect to present more mature data from this clinical trial at an oncology conference later in 2018. We also expect to meet with regulatory authorities in the second half of 2018 to discuss plans for registration.
Sitravatinib as a Single Agent
Sitravatinib is also being evaluated as a single agent in a Phase 1b expansion clinical trial in patients with NSCLC and other tumor types who have specific genetic alterations in CBL, CHR4Q12 and RET. In January 2017, we reported early data from this clinical trial. As of December 9, 2016, of the four evaluable patients with RET genetic alterations, there was one patient with stable disease, one unconfirmed partial response and one confirmed partial response. In September 2017, we presented a case study of an NSCLC patient with a CBL inactivating mutation at the IASLC 2017 Chicago Multidisciplinary Symposium in Thoracic Oncology. The case was the first evaluable NSCLC patient harboring a CBL mutation treated in the ongoing Phase 1b study of sitravatinib as a single agent and represents the first example of clinical activity for sitravatinib in a patient with a CBL mutation.
Interim clinical data from the ongoing Phase 1b expansion clinical trial will be presented in a poster at the American Society of Clinical Oncology ("ASCO") Annual Meeting held June 1 - 5, 2018 in Chicago, Illinois. The presentation, titled "Evaluation of the spectrum selective RTK inhibitor sitravatinib in renal cell carcinoma ("RCC") refractory to anti-angiogenic therapy" will report data from patients with RCC treated with single agent sitravatinib. In that same Phase 1b trial of single agent sitravatinib, enrollment continues in the cohorts of patients whose tumors harbor CBL, CHR4Q12 and RET genetic alterations in NSCLC and other tumor types. We plan to present more mature data for the patients in the CBL, CHR4Q12 and RET cohorts at an oncology conference later in 2018.
Sitravatinib Development in Collaboration with BeiGene, Ltd.
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
Mocetinostat
Mocetinostat is an oral, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat is being evaluated in a Phase 2 clinical trial in combination with durvalumab (IMFINZI™), MedImmune Limited’s anti-PD-L1 checkpoint inhibitor, for the treatment of patients with NSCLC who have experienced disease progression following prior treatment with a checkpoint inhibitor. On April 24, 2018, we reported data from this ongoing clinical trial. As of the data cutoff date of March 31, 2018:

•	23 patients were evaluable for response with at least one radiographic scan;

•	Three patients achieved a PR (two confirmed and one unconfirmed);

◦	All three patients with PRs remain on study; the longest treatment duration exceeds 44 weeks and is ongoing;

•	8 of 23 patients demonstrated tumor reductions and

•	The combination has been well-tolerated, and most AEs reported by investigators were Grade 1 or 2.
Additionally, as of April 24, 2018, 31 patients had been enrolled. We expect to present more mature data from this clinical trial at an oncology conference later in 2018.
KRAS Inhibitor Program
Our KRAS inhibitor program is focused on the development of MRTX849, an orally-available small molecule. MRTX849 potently and selectively inhibits a form of KRAS which harbors a substitution mutation (G12C). KRAS G12C mutations are present in approximately 14% of NSCLC adenocarcinoma patients and 5% of colorectal cancer patients. Tumors characterized by KRAS G12C mutations are commonly associated with poor prognosis and resistance to therapy, and patients with these mutations have few treatment options. MRTX849 has demonstrated complete regression of KRAS G12C-positive human tumors implanted in mice. Investigational New Drug application ("IND") enabling pre-clinical studies are underway, and we plan to file an IND in the fourth quarter of 2018, and expect early proof-of-concept clinical data in 2019.
Liquidity Overview
At March 31, 2018, we had $148.7 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. In January 2018 we received an upfront fee of $10.0 million in connection with the BeiGene Agreement. We have not generated any revenue from product sales. To date, we have funded our operations primarily through the sale of our common stock and pre-funded warrants to purchase our common stock and through up-front payments, research funding and milestone payments under collaborative arrangements. To fund future operations, we will likely need to raise additional capital as discussed more fully below under the heading "Liquidity and Capital Resources."

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
Aside from newly implemented accounting policies related to revenue recognition discussed below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2017, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for the BeiGene Agreement, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone selling price, an increase or decrease of 10% in the estimated fair value of each performance obligation would not have a significant impact on the amount of revenue recognized.

See footnote 9 of our condensed consolidated financial statements for a complete discussion of the revenue recognition for the BeiGene Agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes the significant items within our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,		Increase
	2018	2017	(Decrease)
License and collaboration revenues	$9,467	$—	$9,467

Research and development expenses	$19,659	$14,397	$5,262
General and administrative expenses	5,154	3,693	1,461
Other income, net	637	244	393

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. The BeiGene Agreement became effective January 7, 2018. License and collaboration revenues for the three months ended March 31, 2018 were $9.5 million and relate to the license the Company granted to BeiGene under BeiGene Agreement. As the BeiGene Agreement is the first such license and collaboration agreement for the Company, no license and collaboration revenues were recorded during the three months ended March 31, 2017.

Research and development expenses

Research and development expenses consist primarily of:

•

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in development functions;

•
fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies; and

•	costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs and preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib, mocetinostat and preclinical programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing our preclinical KRAS inhibitor program, or any of our other preclinical programs, into clinical development, or advancing sitravatinib or mocetinostat into more advanced stages of clinical development.

Our research and development efforts during the three months ended March 31, 2018 and 2017 were focused primarily on our ongoing oncology programs, sitravatinib and mocetinostat, our glesatinib program (for which development was discontinued in the fourth quarter of 2017) and our preclinical KRAS inhibitor program. The following table summarizes our research and development expenses (in thousands):

	Three months ended March 31,		Increase
	2018	2017	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	7,148	2,084	5,064
Mocetinostat	1,373	1,072	301
Glesatinib	2,099	5,061	(2,962)
Pre-clinical development programs:
KRAS inhibitor	3,689	1,181	2,508
Preclinical and early discovery	348	974	(626)
Total third-party research and development expenses	14,657	10,372	4,285
Salaries and other employee related expense	2,790	2,510	280
Share-based compensation expense	1,493	982	511
Other research & development costs	719	533	186
Research and development expense	$19,659	$14,397	$5,262
Research and development expenses for the three months ended March 31, 2018 were $19.7 million compared to $14.4 million for the three months ended March 31, 2017. The increase of $5.3 million primarily relates to increases in third-party development expense of $4.3 million. The increase in third-party research and development expense relates to an increase in expenses associated with development of sitravatinib of $5.1 million due to the continuation and expansion of ongoing clinical trials. The increase in third-party research and development expense is also due to a $2.5 million increase in expenses related to continued development of our KRAS program due to costs associated with preparing for a planned IND submission for our selected lead clinical compound, MRTX849. These increases are partially offset by a $3.0 million decrease in glesatinib expenses.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $5.2 million and $3.7 million, respectively, an increase of $1.5 million. The increase is primarily due to an increase in share-based compensation expense due to an increase in the fair value of stock options granted during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Liquidity and Capital Resources
At March 31, 2018, we had $148.7 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
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

Cash Flows for the Three Months Ended March 31, 2018 and 2017

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(7,948)	$(18,232)
Net cash used in investing activities	(85,078)	(41,210)
Net cash provided by financing activities	5,890	66,816
(Decrease) increase in cash	(87,136)	7,374

Net cash used in operating activities

Net cash used for operating activities for the three months ended March 31, 2018 was $7.9 million, compared to $18.2 million for the three months ended March 31, 2017, a decrease of $10.3 million. Cash used in operating activities during 2018 primarily related to our net loss of $14.7 million, adjusted for non-cash items such as share-based compensation of $3.7 million and net cash inflows from a change in our operating assets and liabilities of $3.2 million. Cash used in operating activities during 2017 primarily related to our net loss of $17.8 million, adjusted for non-cash items such as share-based compensation expense of $1.8 million and net cash outflows from a change in our operating assets and liabilities of $2.1 million.

Net cash used in investing activities

For the three months ended March 31, 2018 investing activities used cash of $85.1 million due to purchases of short term investments, offset by maturities of short-term investments. Investing activities for the three months ended March 31, 2017 used cash of $41.2 million as a result of maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $5.9 million and consisted entirely of proceeds received from the exercise of common stock options. Net cash provided by financing activities for the three months ended March 31, 2017 was $66.8 million and consisted of proceeds from the issuance of common stock from our January 2017 public offering of common stock and pre-funded warrants.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2018 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, our management implemented certain new internal controls related to the Company's accounting for license and collaboration agreements.

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any other changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except for the aforementioned change in internal control, our principal executive officer and principal financial officer concluded that there were no other changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements

*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $19.7 million and $14.4 million for the three months ended March 31, 2018 and 2017, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

•	competition from existing products or new products that may receive marketing approval;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	any delays in regulatory review and approval of our clinical development plans or product candidates;

•	our ability to identify and develop additional product candidates;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability, and the ability of third parties such as CROs to adhere to clinical study and other regulatory requirements;

•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;

•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;

•	costs related to and outcomes of potential intellectual property litigation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended March 31, 2018 and 2017 was $14.7 million and $17.8 million, respectively. As of March 31, 2018, we had an accumulated deficit of $475.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

A key part of our development strategy for our product candidates is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. We expect that the FDA and comparable foreign regulatory authorities will require the regulatory approval of a companion diagnostic as a condition to approving our product candidates for the selection of patients with tumors expressing specific genetic markers. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for our product candidates.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the ACA became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the “BBA”) among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” We cannot predict how the ACA, its possible repeal or replacement or other potential future healthcare reform may impact our operations.

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

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. In the oncology market, our major competitors include, but are not limited to: Nektar Therapeutics, Corvus Pharmaceuticals, Inc., Bristol-Myers Squib, Syndax, Inc., Cabometryx (Exelixis, Inc.) Blueprint Medicines, Inc., Roche, Loxo Oncology, Inc., Chroma Therapeutics Ltd., Huya Bioscience International, Shenzen Chipscreen Biosciences Ltd., Celgene Corporation, Curis Inc., MEI Pharma Inc., Merck & Co Inc., and Novartis among others.

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

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members, and contains requirements for manufacturers to submit reports to CMS by the 90th day of each calendar year, and disclosure of such information to be made by CMS on a publicly available website; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-

party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

*    The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of

U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

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

Based on the information available to us as of March 31, 2018, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 58% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own 27% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

*    Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended ("the Code"), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change U.S. net operating loss carryforwards ("NOLs"), and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income may be limited. We experienced an ownership change based on past financing transactions and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

Not applicable.

ITEM 5. Other Information

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We expect we will remain an emerging growth company until December 31, 2018.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock(4)
4.3	Form of Warrant to Purchase Common Stock(5)
10.1	Collaboration and License Agreement, dated January 7, 2018, by and among Mirati Therapeutics, Inc., MethylGene Inc. and BeiGene, Ltd.(6)
10.2	Amended and Restated Non-Employee Director Compensation Policy (6)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Filed herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: May 7, 2018	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2018	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)