Form 10-Q
period 2018-06-30
Mirati Therapeutics, Inc.
filed 2018-08-01
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on July 27, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	32,358,534

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$105,963	$107,703
Short-term investments	154,221	43,134
Other current assets	3,412	4,922
Total current assets	263,596	155,759
Property and equipment, net	445	525
Other long-term assets	1,146	962
Total assets	$265,187	$157,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$17,811	$13,644
Deferred revenue	318	—
Total current liabilities	18,129	13,644
Deferred revenue and other liabilities	714	314
Total liabilities	18,843	13,958
Commitments and contingencies (see Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,313,440 and 28,622,886 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32	29
Additional paid-in capital	740,172	594,407
Accumulated other comprehensive income	9,345	9,479
Accumulated deficit	(503,205)	(460,627)
Total stockholders’ equity	246,344	143,288
Total liabilities and stockholders’ equity	$265,187	$157,246

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
License and collaboration revenues	$—	$—	$9,467	$—
Total revenue	—	—	9,467	—
Operating expenses
Research and development	$23,829	$14,962	$43,488	$29,359
General and administrative	4,841	3,654	9,995	7,347
Total operating expenses	28,670	18,616	53,483	36,706
Loss from operations	(28,670)	(18,616)	(44,016)	(36,706)
Other income, net	801	277	1,438	521
Net loss	$(27,869)	$(18,339)	$(42,578)	$(36,185)
Unrealized gain (loss) on available-for-sale investments	154	(104)	(134)	(33)
Comprehensive loss	$(27,715)	$(18,443)	$(42,712)	$(36,218)
Basic and diluted net loss per share	$(0.94)	$(0.74)	$(1.45)	$(1.47)
Weighted average number of shares used in computing net loss per share, basic and diluted	29,757,986	24,950,012	29,303,308	24,668,540

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(42,578)	$(36,185)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	80	91
Amortization of discount or premium on short-term investments	(376)	(178)
Share-based compensation expense	7,534	3,989
Changes in operating assets and liabilities:
Other current assets	1,510	(2,054)
Other long-term assets	(184)	1,605
Accounts payable, accrued liabilities, deferred revenue and other liabilities	4,885	(3,117)
Cash flows used in operating activities	(29,129)	(35,849)
Investing activities:
Purchases of short-term investments	(151,336)	(86,424)
Sales and maturities of short-term investments	40,492	53,038
Purchases of property and equipment	—	(80)
Cash flows used in investing activities	(110,844)	(33,466)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	130,660	66,816
Proceeds from exercise of common stock options	7,371	—
Proceeds from stock issuances under employee stock purchase plan	202	71
Cash flows provided by financing activities	138,233	66,887
Decrease in cash and cash equivalents	(1,740)	(2,428)
Cash and cash equivalents, beginning of period	107,703	22,383
Cash and cash equivalents, end of period	$105,963	$19,955

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

1. Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage oncology company developing product candidates to address the genetic, epigenetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in Canada, MethylGene, Inc., and operates in one business segment, primarily in the United States. The Company's common stock has been listed on the NASDAQ Global Select Market since June 5, 2018, and was previously listed on the NASDAQ Capital Market since July 15, 2013, under the ticker symbol "MRTX."

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock options	1,766,047	—	1,646,198	—
Common stock warrants	11,488,628	7,256,368	11,442,505	6,855,779
Total	13,254,675	7,256,368	13,088,703	6,855,779

3. Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 were effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  Effective January 1, 2018, the Company adopted the provisions of ASU 2017-09. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhanced the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard was effective for public companies for interim and annual periods beginning after December 15, 2017.  Effective January 1, 2018, the Company adopted the provisions of ASU 2016-01. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. Effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.   Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not anticipate that the adoption of ASU 2018-07 will have a material impact on its consolidated financial statements.

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

4. Short-term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of June 30, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less[1]	$89,084	$—	$(163)	$88,921
Commercial paper	1 year or less	65,313	14	(27)	65,300
		$154,397	$14	$(190)	$154,221

		As of December 31, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$24,264	$—	$(23)	$24,241
Commercial paper	1 year or less	18,912	—	(19)	18,893
		$43,176	$—	$(42)	$43,134

1Includes $1.7 million of assets that will mature in 13 months.

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2018, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$6,844	$6,844	$—	$—
Money market funds	99,119	99,119	—	—
Total cash and cash equivalents	105,963	105,963	—	—

Short-term investments:
Corporate debt securities	88,921	—	88,921	—
Commercial paper	65,300	—	65,300	—
Total short-term investments	154,221	—	154,221	—
Total	$260,184	$105,963	$154,221	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,026	$1,026	$—	$—
Money market funds	106,677	106,677	—	—
Total cash and cash equivalents	107,703	107,703	—	—

Short-term investments:
Corporate debt securities	24,241	—	24,241	—
Commercial paper	18,893	—	18,893	—
Total short-term investments	43,134	—	43,134	—
Total	$150,837	$107,703	$43,134	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2018 and December 31, 2017. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017

Prepaid expenses	$1,551	$3,085
Deposits and other receivables	1,071	1,600
Interest receivable	790	237
	$3,412	$4,922

The other long-term assets balance consisted of $1.1 million and $1.0 million in deposits paid in conjunction with the Company's research and development activities as of June 30, 2018 and December 31, 2017, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017

Computer equipment	$329	$329
Office and other equipment	301	301
Laboratory equipment	643	643
Leasehold improvements	63	63
Gross property and equipment	1,336	1,336
Less: Accumulated depreciation	(891)	(811)
Property and equipment, net	$445	$525
The Company incurred immaterial depreciation expense for both the three months ended June 30, 2018 and 2017 and $0.1 million for both the six months ended June 30, 2018 and 2017.

8. Accounts payable, accrued liabilities and long-term liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017

Accounts payable	$4,266	$4,344
Accrued clinical, development and other expenses	11,025	6,279
Accrued compensation and benefits	2,520	3,021
	$17,811	$13,644
The long-term liabilities balance of $0.7 million as of June 30, 2018 consisted of $0.2 million in deferred revenue and $0.5 million in other liabilities. The long-term liabilities balance of $0.3 million as of December 31, 2017 consisted of $0.3 million in other liabilities.

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
As consideration for the rights granted to BeiGene under the Agreement, BeiGene paid the Company a non-refundable, non-creditable up-front fee of $10.0 million. BeiGene is also required to make milestone payments to the Company of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. The Agreement additionally provides that BeiGene is obligated to pay to the Company royalties at tiered percentage rates ranging from mid-single digits to twenty percent on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. The Agreement also provides that the Company will supply BeiGene with sitravatinib for use in BeiGene’s development activities in the Licensed Territory.
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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore the Company recognized the full revenue related to this performance obligation in the amount of $9.5 million during the three months ended March 31, 2018.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation.  As such, the Company deferred $0.5 million of revenue related to the manufacturing supply services, and will recognize revenue when BeiGene obtains control of the goods, upon delivery, and which is expected to occur in late 2018 and continue into 2020. The Company may also become responsible for manufacturing sitravatinib for clinical and commercial supply and will receive reimbursement that approximates stand-alone selling prices. No amounts have been recognized for this performance obligation for the three and six months ended June 30, 2018.

Milestone Payments. The Company evaluated whether the milestones are considered probable of being reached and determined that since the milestone payments are not within the control of the Company or BeiGene (due to the requirement for regulatory approvals), the milestones are not considered probable of being achieved, therefore no revenue was recorded related to the milestones either at the inception of the Agreement or for the three and six months ended June 30, 2018. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

     Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the six months ended June 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	June 30, 2018
Contract liabilities:
Deferred revenue - current	$—	$318	$—	$318
Deferred revenue - non-current	—	215	—	215
Total contract liabilities:	$—	$533	$—	$533

10. Warrants

As of June 30, 2018, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			11,817,912

During the three and six months ended June 30, 2018 and 2017, no warrants were exercised.

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

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2018	$131
2019	315
2020	26
Total minimum lease payments	$472

12. Stockholders' Equity

Sale of Common Stock

In June 2018, the Company sold 3,162,500 shares of its common stock at a public offering price of $38.85 per share and sold warrants to purchase up to 421,650 shares of its common stock at a public offering price of $38.849 per warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $130.7 million. The public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if certain holders' ownership of the Company’s common stock would exceed 9.99% for certain holders, 15.0% for certain holders, and 19.99% for other holders, following such exercise. Pursuant to the terms of the financing, the Company has an effective resale registration statement on file with the SEC covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expense	$1,771	$938	$3,264	$1,919
General and administrative expense	2,103	1,285	4,270	2,070
	$3,874	$2,223	$7,534	$3,989

During the three and six months ended June 30, 2018, 110,860 and 513,808 shares were issued pursuant to stock option exercises, generating net proceeds of $1.5 million and $7.4 million, respectively. During the three and six months ended June 30, 2017, no shares were issued pursuant to stock option exercises.

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

Overview

Company Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic, epigenetic and immunological promoters of cancer. Our precision oncology clinical programs utilize next-generation genomic testing to identify and select cancer patients who we believe would be most likely to benefit from targeted drug treatment. In immuno-oncology, we are advancing clinical programs where we believe our product candidates have the potential to improve the immune environment of tumor cells and enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our preclinical programs include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical pipeline consists of two clinical-stage product candidates: sitravatinib and mocetinostat. We also have a KRAS inhibitor program in preclinical development.
Sitravatinib in Combination with Immune Checkpoint Inhibitors
    Sitravatinib is a spectrum-selective kinase inhibitor that potently inhibits receptor tyrosine kinases (“RTKs”), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. As an immuno-oncology agent, sitravatinib is being evaluated in combination with checkpoint inhibitors. A Phase 2 clinical trial is evaluating the combination of sitravatinib and nivolumab (OPDIVO®), Bristol Myers Squibb’s anti-PD-1 checkpoint inhibitor, in patients with non-small cell lung cancer (“NSCLC”) who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On April 24, 2018 we reported data from this ongoing clinical trial. As of the data cutoff date of March 31, 2018:

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
As of April 24, 2018, 45 patients had been enrolled. We plan to present data from this clinical trial at the 2018 European Society of Medical Oncologists Congress ("ESMO") in October 2018. We expect to hold an end of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC.
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
Interim clinical data from the ongoing Phase 1b expansion clinical trial was presented in a poster at the American Society of Clinical Oncology ("ASCO") Annual Meeting held June 1 - 5, 2018 in Chicago, Illinois. The presentation, titled "Evaluation of the spectrum selective RTK inhibitor sitravatinib in renal cell carcinoma ("RCC") refractory to anti-angiogenic therapy" reported data from patients with RCC treated with single agent sitravatinib. Confirmed partial responses were reported in 20% of patients (4 of 20) with advanced, metastatic RCC who were refractory to prior treatment.
In that same Phase 1b trial of single agent sitravatinib, enrollment continues in the cohorts of patients whose tumors harbor CBL, CHR4Q12 and RET genetic alterations in NSCLC and other tumor types. We plan to present data for the patients in the CBL, CHR4Q12 and RET cohorts at ESMO in October, 2018.
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
We expect that BeiGene will initiate clinical trials evaluating sitravatinib in combination with tislelizumab, BeiGene's clinical-stage PD-1 checkpoint inhibitor, in the fourth quarter of 2018. BeiGene's clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with NSCLC, RCC, hepatocellular cancer, gastric cancer and ovarian cancer.
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
KRAS Inhibitor Program
Our KRAS inhibitor program is focused on the development of G12C and G12D mutations. Our lead G12C compound, MRTX849, is a specific, potent and orally bio-available small molecule. MRTX849 is designed to potently and selectively inhibit a form of KRAS which harbors a G12C mutation (G12C). KRAS G12C mutations are present in approximately 14% of NSCLC adenocarcinoma patients and 5% of colorectal cancer ("CRC") patients as well as a small percentage of other tumors (e.g. pancreatic). Tumors characterized by KRAS G12C mutations are commonly associated with poor prognosis and resistance to therapy, and patients with these mutations have few treatment options. Single agent treatment with MRTX849 has shown complete regression of KRAS G12C-positive human tumors implanted in mice. Investigational New Drug application ("IND") enabling pre-clinical studies are underway, and we plan to file an IND in the fourth quarter of 2018. We expect to initiate a Phase 1 clinical trial evaluating MRTX849 in the first quarter of 2019 and will enroll only patients whose tumors carry G12C mutations. Following dose escalation, we will expand into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. We expect to report early clinical results in 2019.
Liquidity Overview
At June 30, 2018, we had $260.2 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. In January 2018, we received an up-front fee of $10.0 million in connection with the BeiGene Agreement. Additionally, in June 2018, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $130.7 million.
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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
License and collaboration revenues	$—	$—	$—	$9,467	$—	$9,467

Research and development expenses	$23,829	$14,962	$8,867	$43,488	$29,359	$14,129
General and administrative expenses	4,841	3,654	1,187	9,995	7,347	2,648
Other income, net	801	277	524	1,438	521	917

License and collaboration revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. The BeiGene Agreement became effective January 7, 2018. License and collaboration revenues for the six months ended June 30, 2018 were $9.5 million and relate to the license the Company granted to BeiGene under BeiGene Agreement. As no additional performance obligations were met during the three months ended June 30, 2018, no additional revenue was recognized. As the BeiGene Agreement is the first such license and collaboration agreement for the Company, no license and collaboration revenues were recorded during the three and six months ended June 30, 2017.

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

Our research and development efforts during the three and six months ended June 30, 2018 and 2017 were focused primarily on our ongoing clinical stage oncology programs, sitravatinib and mocetinostat, and our preclinical KRAS inhibitor programs. The following table summarizes our research and development expenses (in thousands):

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	10,038	2,980	7,058	17,186	5,175	12,011
Mocetinostat	1,044	1,106	(62)	2,417	2,178	239
Glesatinib	1,714	4,838	(3,124)	3,813	9,788	(5,975)
Pre-clinical development programs:
KRAS inhibitor	5,543	1,459	4,084	9,232	2,640	6,592
Preclinical and early discovery	429	577	(148)	777	1,551	(774)
Total third-party research and development expenses	18,768	10,960	7,808	33,425	21,332	12,093
Salaries and other employee related expense	2,579	2,438	141	5,369	4,948	421
Share-based compensation expense	1,771	938	833	3,264	1,919	1,345
Other research & development costs	711	626	85	1,430	1,160	270
Research and development expense	$23,829	$14,962	$8,867	$43,488	$29,359	$14,129
Research and development expenses for the three months ended June 30, 2018 were $23.8 million compared to $15.0 million for the three months ended June 30, 2017. The increase of $8.8 million primarily relates to increases in third-party development expense of $7.8 million. The increase in third-party research and development expense relates to an increase in expenses associated with development of sitravatinib of $7.1 million due to the continuation and expansion of the Company's ongoing phase 1b and phase 2 clinical trials. The increase in third-party research and development expense is also due to a $4.1 million increase in expenses related to continued development of our KRAS programs due to costs associated with preparing for a planned IND submission for our lead clinical compound, MRTX849, as well as expense associated with a one-time license fee related to our KRAS programs. These increases are partially offset by a $3.1 million decrease in glesatinib expenses. The Company announced in fourth quarter 2017 that it had discontinued the glesatinib program.

Research and development expenses for the six months ended June 30, 2018 were $43.5 million compared to $29.4 million for the six months ended June 30, 2017. The increase of $14.1 million primarily relates to increases in third-party development expense of $12.1 million. The increase in third-party research and development expenses is due to the same factors that influenced similar fluctuations for the three months ended June 30, 2018 described above.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $4.8 million and $3.7 million, respectively, representing an increase of $1.1 million. General and administrative expenses for the six months ended June 30, 2018 and 2017 were $10.0 million and $7.3 million, respectively, representing an increase of $2.7 million. The increase in both periods is primarily due to an increase in share-based compensation expense due to an increase in the fair value of stock options granted during the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources
At June 30, 2018, we had $260.2 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Cash Flows for the Six Months Ended June 30, 2018 and 2017

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(29,129)	$(35,849)
Net cash used in investing activities	(110,844)	(33,466)
Net cash provided by financing activities	138,233	66,887
Decrease in cash	(1,740)	(2,428)

Net cash used in operating activities

Net cash used for operating activities for the six months ended June 30, 2018 was $29.1 million, compared to $35.8 million for the six months ended June 30, 2017, a decrease of $6.7 million. Cash used in operating activities during 2018 primarily related to our net loss of $42.6 million, adjusted for non-cash items such as share-based compensation of $7.5 million and net cash inflows from a change in our operating assets and liabilities of $6.2 million. Cash used in operating activities during 2017 primarily related to our net loss of $36.2 million, adjusted for non-cash items such as share-based compensation expense of $4.0 million and net cash outflows from a change in our operating assets and liabilities of $3.6 million.

Net cash used in investing activities

For the six months ended June 30, 2018 and June 30, 2017, investing activities used cash of $110.8 million and $33.5 million, respectively due to purchases of short term investments, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $138.2 million and consisted of net proceeds of $130.7 million from the issuance of common stock and pre-funded warrants from our June 2018 public offering of common stock, and proceeds from the exercise of stock options of $7.4 million and stock issuances under the employee stock option plan of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2017 was $66.9 million and consisted of proceeds of $66.8 million from the issuance of common stock and pre-funded warrants from our January 2017 public offering, and proceeds from stock issuances under the employee stock purchase plan of $0.1 million.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2018, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the six months ended June 30, 2018 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $23.8 million and $15.0 million for the three months ended June 30, 2018 and 2017, respectively, and $43.5 million and $29.4 million for the six months ended June 30, 2018 and 2017, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended June 30, 2018 and 2017 was $27.9 million and $18.3 million, respectively, and $42.6 million and $36.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $503.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

In some cases, there may be only one or few providers of such services, including manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices ("GCP") regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, or GLP, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

Based on the information available to us as of June 30, 2018, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 46% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own 25% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock(4)
4.3	Form of Warrant to Purchase Common Stock(5)
4.4	Form of Warrant to Purchase Common Stock(6)
10.1	Second Amendment to Lease to 9393 Towne Centre Drive, dated April 5, 2018.(7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

(7)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 10, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: August 1, 2018	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2018	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)