Form 10-Q/A
period 2018-03-31
Mirati Therapeutics, Inc.
filed 2018-08-20
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Mirati Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2018 (the “10-Q”). This Amendment is being filed solely to re-file a revised redacted version of Exhibit 10.1 to the 10-Q (the “Exhibit”) to reflect changes to the Company’s confidential treatment request with respect to certain portions of the Exhibit. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-Q and the Company’s other filings with the SEC.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock(4)
4.3	Form of Warrant to Purchase Common Stock(5)
10.1*	Collaboration and License Agreement, dated January 7, 2018, by and among Mirati Therapeutics, Inc., MethylGene Inc. and BeiGene, Ltd.(7)
10.2	Amended and Restated Non-Employee Director Compensation Policy (6)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.(6)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.(6)
31.3	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.(7)
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.(7)
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.(6)
101.INS	XBRL Instance Document.(6)
101.SCH	XBRL Taxonomy Extension Schema Document.(6)
101.CAL	XBRL Taxonomy Extension Schema Document.(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(6)
_____________________________________________________
*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2018.

(7)	Filed herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: August 20, 2018	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2018	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)