Form 10-Q
period 2018-09-30
Mirati Therapeutics, Inc.
filed 2018-11-06
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on October 29, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	32,516,041

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,710	$107,703
Short-term investments	125,902	43,134
Other current assets	3,486	4,922
Total current assets	246,098	155,759
Property and equipment, net	429	525
Other long-term assets	1,166	962
Total assets	$247,693	$157,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$21,502	$13,644
Deferred revenue	439	—
Total current liabilities	21,941	13,644
Deferred revenue and other liabilities	663	314
Total liabilities	22,604	13,958
Commitments and contingencies (see Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,516,041 and 28,622,886 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	33	29
Additional paid-in capital	746,385	594,407
Accumulated other comprehensive income	9,444	9,479
Accumulated deficit	(530,773)	(460,627)
Total stockholders’ equity	225,089	143,288
Total liabilities and stockholders’ equity	$247,693	$157,246

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
License and collaboration revenues	$—	$—	$9,467	$—
Total revenue	—	—	9,467	—
Operating expenses
Research and development	$23,626	$13,482	$67,114	$42,841
General and administrative	5,313	3,119	15,308	10,466
Total operating expenses	28,939	16,601	82,422	53,307
Loss from operations	(28,939)	(16,601)	(72,955)	(53,307)
Other income, net	1,371	251	2,809	772
Net loss	$(27,568)	$(16,350)	$(70,146)	$(52,535)
Unrealized gain (loss) on available-for-sale investments	99	13	(35)	(20)
Comprehensive loss	$(27,469)	$(16,337)	$(70,181)	$(52,555)
Basic and diluted net loss per share	$(0.85)	$(0.65)	$(2.31)	$(2.12)
Weighted average number of shares used in computing net loss per share, basic and diluted	32,410,407	24,970,905	30,350,389	24,770,436

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(70,146)	$(52,535)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	131	138
Amortization of discount or premium on short-term investments	(757)	(232)
Share-based compensation expense	11,592	5,468
Changes in operating assets and liabilities:
Other current assets	1,437	(2,052)
Other long-term assets	(204)	1,605
Accounts payable, accrued liabilities, deferred revenue and other liabilities	8,646	(3,332)
Cash flows used in operating activities	(49,301)	(50,940)
Investing activities:
Purchases of short-term investments	(155,775)	(95,103)
Sales and maturities of short-term investments	73,729	75,488
Purchases of property and equipment	(36)	(80)
Cash flows used in investing activities	(82,082)	(19,695)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	130,663	66,816
Proceeds from exercise of common stock options and warrants	9,525	2,149
Proceeds from stock issuances under employee stock purchase plan	202	71
Cash flows provided by financing activities	140,390	69,036
Increase (decrease) in cash and cash equivalents	9,007	(1,599)
Cash and cash equivalents, beginning of period	107,703	22,383
Cash and cash equivalents, end of period	$116,710	$20,784

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock options	2,215,086	12,591	1,835,879	289
Common stock warrants	11,817,700	7,257,008	11,568,961	6,991,002
Total	14,032,786	7,269,599	13,404,840	6,991,291

3. Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update, or ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that

Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The Company early adopted ASU 2018-07 in the third quarter of 2018. The adoption of ASU 2018-07 did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 were effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  Effective January 1, 2018, the Company adopted the provisions of ASU 2017-09. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (the lease liability) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. The Company plans to adopt the standard on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elect the package of practical expedients described above.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2013-13 will have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

4. Short-term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of September 30, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$74,366	$1	$(67)	$74,300
Commercial paper	1 year or less	51,612	2	(12)	51,602
		$125,978	$3	$(79)	$125,902

		As of December 31, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$24,264	$—	$(23)	$24,241
Commercial paper	1 year or less	18,912	—	(19)	18,893
		$43,176	$—	$(42)	$43,134

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2018, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,612	$3,612	$—	$—
Money market funds	113,098	113,098	—	—
Total cash and cash equivalents	116,710	116,710	—	—

Short-term investments:
Corporate debt securities	74,300	—	74,300	—
Commercial paper	51,602	—	51,602	—
Total short-term investments	125,902	—	125,902	—
Total	$242,612	$116,710	$125,902	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,026	$1,026	$—	$—
Money market funds	106,677	106,677	—	—
Total cash and cash equivalents	107,703	107,703	—	—

Short-term investments:
Corporate debt securities	24,241	—	24,241	—
Commercial paper	18,893	—	18,893	—
Total short-term investments	43,134	—	43,134	—
Total	$150,837	$107,703	$43,134	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2018 and December 31, 2017. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017

Prepaid expenses	$1,727	$3,085
Deposits and other receivables	1,287	1,600
Interest receivable	472	237
	$3,486	$4,922

The other long-term assets balance consisted of $1.2 million and $1.0 million in deposits paid in conjunction with the Company's research and development activities as of September 30, 2018 and December 31, 2017, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017

Computer equipment	$200	$329
Office and other equipment	261	301
Laboratory equipment	643	643
Leasehold improvements	63	63
Gross property and equipment	1,167	1,336
Less: Accumulated depreciation	(738)	(811)
Property and equipment, net	$429	$525
The Company incurred immaterial depreciation expense for both the three months ended September 30, 2018 and 2017 and $0.1 million for both the nine months ended September 30, 2018 and 2017.

8. Accounts payable, accrued liabilities and long-term liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017

Accounts payable	$6,843	$4,344
Accrued clinical, development and other expenses	11,294	6,279
Accrued compensation and benefits	3,365	3,021
	$21,502	$13,644
The long-term liabilities balance of $0.7 million as of September 30, 2018 consisted of $0.1 million in deferred revenue and $0.6 million in other liabilities. The long-term liabilities balance of $0.3 million as of December 31, 2017 consisted of $0.3 million in other liabilities.

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

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation.  As such, the Company deferred $0.5 million of revenue related to the manufacturing supply services, and will recognize revenue when BeiGene obtains control of the goods, upon delivery, and which is expected to occur in late 2018 and continue into 2020. The Company may also become responsible for manufacturing sitravatinib for clinical and commercial supply and will receive reimbursement that approximates stand-alone selling prices. No amounts have been recognized for this performance obligation for the three and nine months ended September 30, 2018.

Milestone Payments. The Company evaluated whether the milestones are considered probable of being reached and determined that since the milestone payments are not within the control of the Company or BeiGene (due to the requirement for regulatory approvals), the milestones are not considered probable of being achieved, therefore no revenue was recorded related to the milestones either at the inception of the Agreement or for the three and nine months ended September 30, 2018. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

     Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the nine months ended September 30, 2018 (in thousands):

	December 31, 2017	Additions	Deductions	September 30, 2018
Contract liabilities:
Deferred revenue - current	$—	$439	$—	$439
Deferred revenue - non-current	—	94	—	94
Total contract liabilities:	$—	$533	$—	$533

10. Warrants

As of September 30, 2018, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			11,817,912

During the three and nine months ended September 30, 2018, no warrants were exercised. During the three and nine months ended September 30, 2017, no warrants were exercised. During the quarter ended September 30, 2017, the Company received proceeds totaling $2.1 million related to a warrant exercise of November 21, 2012 warrants. The warrant exercise was effective in early October 2017 and resulted in the issuance of 267,966 shares of common stock.

11. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for 18,000 square feet of completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability that results in the Company recording deferred rent over the term of the lease. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement. This amendment extended the term of the original lease for one year through January 31, 2019. On April 5, 2018, the Company entered into a Second Amendment to Lease Agreement to extend the lease term through January 31, 2020. Subsequently, on August 2, 2018, the Company entered into a Third Amendment to Lease Agreement to expand the size of the existing space by approximately 6,100 square feet for an additional base rent of $4,000 per month. All other material terms and covenants from the original lease agreement remain unchanged.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2018	$61
2019	363
2020	30
Total minimum lease payments	$454

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

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expense	$1,849	$584	$5,113	$2,504
General and administrative expense	2,209	895	6,479	2,964
	$4,058	$1,479	$11,592	$5,468

During the three and nine months ended September 30, 2018, 202,601 and 716,409 shares were issued pursuant to stock option exercises, generating net proceeds of $2.2 million and $9.5 million, respectively. During the three and nine months ended September 30, 2017, 7,937 shares were issued pursuant to stock option exercises, generating net proceeds of $0.04 million.

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

Our clinical pipeline consists of two clinical-stage product candidates: sitravatinib and mocetinostat. Our KRAS inhibitor program is in preclinical development and we filed an Investigational New Drug application ("IND") with the U.S. FDA for MRTX849, a KRAS G12C inhibitor, on October 29, 2018.
Sitravatinib in Combination with Immune Checkpoint Inhibitors
    Sitravatinib is a spectrum-selective kinase inhibitor that potently inhibits receptor tyrosine kinases (“RTKs”), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. As an immuno-oncology agent, sitravatinib is being evaluated in combination with a checkpoint inhibitor. A Phase 2 clinical trial is evaluating the combination of sitravatinib and nivolumab (OPDIVO®), Bristol Myers Squibb’s anti-PD-1 checkpoint inhibitor, in patients with non-small cell lung cancer (“NSCLC”) who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On October 22, 2018, we reported data from this ongoing clinical trial at the 2018 European Society of Medical Oncology Congress ("ESMO"). As of the data cutoff date of August 27, 2018:

•	56 patients were evaluable for response with at least one radiographic scan. Patients had a median of two lines of previous therapy;

•	45 of 56 evaluable patients demonstrated tumor reductions; 18 of which demonstrated tumor reductions greater than 30%;

◦
16 of 56 evaluable patients achieved a Partial Response ("PR") or Complete Response, including nine confirmed, two unconfirmed that remain on trial awaiting confirmation and five unconfirmed that will not be confirmed;

◦	26 of 56 evaluable patients remained on treatment at the time of data cut-off including eight responding patients;

◦
A preliminary Kaplan-Meier estimate of median duration of response was greater than nine months, with six responding patients treated for more than six months and two responding patients treated for more than 12 months; and

•	The combination has been well-tolerated, and most adverse events ("AEs") reported by investigators were Grade 1 or 2.
We held an end of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on guidance received from the FDA, we plan to initiate a Phase 3 randomized clinical trial in the first half of 2019 in second line patients comparing the combination of sitravatinib plus a checkpoint inhibitor to docetaxel in patients whose tumors have progressed on prior checkpoint inhibitor therapy. The trial will include an interim analysis of objective response rate as a surrogate endpoint to serve as the basis for potential Subpart H accelerated approval and the primary endpoint of the final analysis for the Phase 3 clinical trial will be overall survival. Ultimately, we expect this clinical trial to enable a new drug application ("NDA") for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen and a checkpoint inhibitor.
During the third quarter of 2018, we initiated an open label Phase 2 clinical trial of sitravatinib combined with nivolumab in patients with advanced or metastatic urothelial carcinoma who previously failed treatment with an immune checkpoint inhibitor.
During the third quarter of 2018, we also initiated an open label Phase 2 window of opportunity clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer ("RCC").
Sitravatinib as a Single Agent
Sitravatinib is also being evaluated as a single agent in a Phase 1b expansion clinical trial in patients with NSCLC and other tumor types who have specific genetic alterations in CBL, CHR4Q12 and RET. On October 21, 2018, we reported data from this clinical trial in a presentation at ESMO. The presentation provided an update from the pre-planned expansion cohort of the Phase 1b clinical trial of single agent sitravatinib in patients with CBL inactivating mutations. As of the data cut-off on September 4, 2018, eight patients were evaluable:

•	In the subset of evaluable NSCLC patients (n=2), one confirmed PR was observed, and one patient experienced stable disease with significant tumor regression;

•	In the subset of evaluable melanoma patients (n=2), one confirmed PR was observed, and one patient had stable disease; and

•	In the subset of evaluable patients with other solid tumors (n=4), two had stable disease and two had progression of disease.
CBL mutations are present in 1.5% of NSCLC tumors, 3.5% of melanoma tumors, and 2% of cancers of unknown origin.
Enrollment continues in this Phase 1b expansion clinical trial with an emphasis on patients with CBL inactivating mutations in NSCLC and melanoma.
Interim clinical data from the ongoing Phase 1b expansion clinical trial was also presented in a poster at the American Society of Clinical Oncology ("ASCO") Annual Meeting held June 1 - 5, 2018 in Chicago, Illinois. The presentation, titled "Evaluation of the spectrum selective RTK inhibitor sitravatinib in RCC refractory to anti-angiogenic therapy" reported data from patients with RCC treated with single agent sitravatinib. Confirmed partial responses were reported in 20% of patients (4 of 20) with advanced, metastatic RCC who were refractory to prior treatment.
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
We expect that BeiGene will initiate clinical trials evaluating sitravatinib in combination with tislelizumab, BeiGene's clinical-stage PD-1 checkpoint inhibitor, by the end of 2018. BeiGene's clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with NSCLC, RCC, hepatocellular cancer, gastric cancer and ovarian cancer.

Mocetinostat
Mocetinostat is an oral, Class 1 selective histone deacetylase ("HDAC") inhibitor. Mocetinostat is being evaluated in a Phase 2 clinical trial in combination with durvalumab (IMFINZI™), MedImmune Limited’s anti-PD-L1 checkpoint inhibitor, for the treatment of patients with NSCLC who have experienced disease progression following prior treatment with a checkpoint inhibitor. On April 24, 2018, we reported data from this ongoing clinical trial. As of the data cutoff date of March 31, 2018:

•	23 patients were evaluable for response with at least one radiographic scan;

•	Three patients achieved a PR (two confirmed and one unconfirmed);

◦	All three patients with PRs remained on study; the longest treatment duration exceeded 44 weeks and was ongoing;

•	Eight of 23 patients demonstrated tumor reductions and

•	The combination has been well-tolerated, and most AEs reported by investigators were Grade 1 or 2.
Additionally, as of April 24, 2018, 31 patients had been enrolled. We expect to present more mature data from this clinical trial at an oncology conference later in 2018.
KRAS Inhibitor Program
Our KRAS inhibitor program is focused on the discovery and development of KRAS G12C and G12D mutations. Our lead G12C compound, MRTX849, is a specific, potent and orally available small molecule. MRTX849 is designed to inhibit a form of KRAS which harbors a G12C mutation. KRAS G12C mutations are present in approximately 14% of NSCLC adenocarcinoma patients and 5% of colorectal cancer ("CRC") patients as well as a small percentage of other tumors (e.g. pancreatic). Tumors characterized by KRAS G12C mutations are commonly associated with poor prognosis and resistance to therapy, and patients with these mutations have few treatment options. Single agent treatment with MRTX849 has shown complete regression of a subset of KRAS G12C-positive human tumor models implanted in mice. We filed an IND with the U.S. FDA pertaining to MRTX849 on October 29, 2018. We expect to initiate a Phase 1 clinical trial evaluating MRTX849 in the first quarter of 2019 which will enroll only patients whose tumors carry G12C mutations. Following dose escalation, we plan to expand into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. We expect to report early clinical results in 2019.
Liquidity Overview
At September 30, 2018, we had $242.6 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. In January 2018, we received an up-front fee of $10.0 million in connection with the BeiGene Agreement. Additionally, in June 2018, we completed a public offering of our common stock and pre-funded common stock warrants that generated net proceeds of $130.7 million.
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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
License and collaboration revenues	$—	$—	$—	$9,467	$—	$9,467

Research and development expenses	$23,626	$13,482	$10,144	$67,114	$42,841	$24,273
General and administrative expenses	5,313	3,119	2,194	15,308	10,466	4,842
Other income, net	1,371	251	1,120	2,809	772	2,037

License and collaboration revenues

License and collaboration revenues relate to the BeiGene Agreement, effective January 7, 2018, under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. License and collaboration revenues for the nine months ended September 30, 2018 were $9.5 million and relate to the license the Company granted to BeiGene under BeiGene Agreement. As no additional performance obligations were met during the three months ended September 30, 2018, no additional revenue was recognized. No license and collaboration revenues were recorded during the three and nine months ended September 30, 2017.

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

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs and preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib, mocetinostat, and preclinical programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing our preclinical KRAS inhibitor program, or any of our other preclinical programs, into clinical development, or advancing sitravatinib or mocetinostat into more advanced stages of clinical development.

Our research and development efforts during the three and nine months ended September 30, 2018 and 2017 were focused primarily on our ongoing clinical stage oncology programs, sitravatinib and mocetinostat, and our preclinical KRAS inhibitor programs. The following table summarizes our research and development expenses (in thousands):

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	$10,319	$2,715	$7,604	$27,505	$7,895	$19,610
Mocetinostat	958	1,265	(307)	3,375	3,428	(53)
Glesatinib	1,259	3,930	(2,671)	5,072	13,727	(8,655)
Pre-clinical development programs:
KRAS inhibitor	4,133	1,957	2,176	13,364	4,597	8,767
Preclinical and early discovery	656	323	333	1,433	1,873	(440)
Total third-party research and development expenses	17,325	10,190	7,135	50,749	31,520	19,229
Salaries and other employee related expense	3,601	2,117	1,484	8,970	7,066	1,904
Share-based compensation expense	1,849	584	1,265	5,113	2,504	2,609
Other research & development costs	851	591	260	2,282	1,751	531
Research and development expense	$23,626	$13,482	$10,144	$67,114	$42,841	$24,273
Research and development expenses for the three months ended September 30, 2018 were $23.6 million compared to $13.5 million for the three months ended September 30, 2017. The increase of $10.1 million relates to increases in third-party research and development expense of $7.1 million, an increase in salaries and other employee related expense of $1.5 million and an increase in share-based compensation expense of $1.3 million. The increase in third-party research and development expense is driven by an increase in expenses associated with development of sitravatinib of $7.6 million and an increase in expenses associated with continued development with our KRAS inhibitor program of $2.2 million, offset by a decrease in costs associated with our glesatinib program of $2.7 million. The increase in expenses associated with development of sitravatinib is due to the continuation and expansion of our ongoing phase 1b and phase 2 clinical trials. The increase in costs associated with our KRAS inhibitor program is due to the continued development of our lead clinical compound for the KRAS inhibitor program, MRTX849. In the fourth quarter of 2017, we announced that we had discontinued the glesatinib program, therefore these expenses have decreased. The increase in salaries and other employee related expense is due to an increase in the number of research and development employees during the three months ended September 30, 2018 compared to the same period in 2017. The increase in share-based compensation expense is due to an increase in the fair value of stock options and the resulting share-based compensation expense.

Research and development expenses for the nine months ended September 30, 2018 were $67.1 million compared to $42.8 million for the nine months ended September 30, 2017. The increase of $24.3 million relates to increases in third-party research and development expense of $19.2 million, an increase in salaries and other employee related expense of $1.9 million and an increase of share-based compensation expense of $2.6 million. The increase in third-party research and development expenses, salaries and other employee related expense and share-based compensation expense is due to the same factors that influenced similar fluctuations for the three months ended September 30, 2018 described above except that the increase in costs associated with our KRAS inhibitor program also includes expense associated with a one-time license fee related to our KRAS programs.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $5.3 million and $3.1 million, respectively, representing an increase of $2.2 million. General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $15.3 million and $10.5 million, respectively, representing an increase of $4.8 million. The increase in both periods is primarily due to an increase in share-based compensation expense reflecting an increase in the fair value of stock options granted during the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively, as well as an increase in professional and consulting fees.

Liquidity and Capital Resources
At September 30, 2018, we had $242.6 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
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

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(49,301)	$(50,940)
Net cash used in investing activities	(82,082)	(19,695)
Net cash provided by financing activities	140,390	69,036
Increase (decrease) in cash	9,007	(1,599)

Net cash used in operating activities

Net cash used for operating activities for the nine months ended September 30, 2018 was $49.3 million, compared to $50.9 million for the nine months ended September 30, 2017, a decrease of $1.6 million. Cash used in operating activities during 2018 primarily related to our net loss of $70.1 million, adjusted for non-cash items such as share-based compensation of $11.6 million and net cash inflows from a change in our operating assets and liabilities of $9.9 million. Cash used in operating activities during 2017 primarily related to our net loss of $52.5 million, adjusted for non-cash items such as share-based compensation expense of $5.5 million and net cash outflows from a change in our operating assets and liabilities of $3.8 million.

Net cash used in investing activities

For the nine months ended September 30, 2018 and September 30, 2017, investing activities used cash of $82.1 million and $19.7 million, respectively due to purchases of short term investments, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $140.4 million and consisted of net proceeds of $130.7 million from the issuance of common stock and pre-funded warrants from our June 2018 public offering of common stock, proceeds from the exercise of stock options of $9.5 million and proceeds from stock issuances under the employee stock purchase plan of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2017 was $69.0 million and consisted of proceeds of $66.8 million from the issuance of common stock and pre-funded warrants from our January 2017 public offering, and proceeds of $2.1 million received from the exercise of common stock options and warrants and proceeds from stock issuances under the employee stock purchase plan of $0.1 million.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2018, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the nine months ended September 30, 2018 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $23.6 million and $13.5 million for the three months ended September 30, 2018 and 2017, respectively, and $67.1 million and $42.8 million for the nine months ended September 30, 2018 and 2017, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended September 30, 2018 and 2017 was $27.6 million and $16.4 million, respectively, and $70.1 million and $52.5 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $530.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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
*    If we experience delays or difficulties in the enrollment of patients in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.
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

Based on the information available to us as of September 30, 2018, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 46% of our outstanding common stock. Baker Bros. Advisors, L.L.C. ("Baker Brothers") and Boxer Capital, LLC (“Boxer Capital”) and their affiliates collectively own 25% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock(4)
4.3	Form of Warrant to Purchase Common Stock(5)
4.4	Form of Warrant to Purchase Common Stock(6)
10.1	Third Amendment to Lease to 9393 Towne Centre Drive, dated August 2, 2018.(7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

(7)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: November 6, 2018	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)