Form 10-K
period 2018-12-31
Mirati Therapeutics, Inc.
filed 2019-02-28
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Yes  ☒  No  ☐
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market) was $1,189 million. All executive officers and directors of the registrant and certain shareholders filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 22, 2019, the registrant had 35,267,601 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be held on May 15, 2019 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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

References in this Annual Report on Form 10-K to "we", "our", "us", "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

Item 1.     Business
BUSINESS
Overview
Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. Our precision oncology clinical programs utilize genomic testing to identify and select cancer patients who we believe would be most likely to benefit from targeted treatment. In immuno-oncology, we are advancing a clinical program where our product candidate has the potential to improve the immune environment of tumor cells and enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our KRAS inhibitor program is focused on developing novel inhibitors of KRAS mutations and includes one clinical candidate and a preclinical program. We also have additional preclinical programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical and preclinical programs are summarized in the chart below and consist of two product candidates: sitravatinib, a multi-kinase inhibitor and MRTX849, a KRAS G12C inhibitor. We have several early discovery programs, including a preclinical program for a KRAS G12D inhibitor.

Sitravatinib
Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib is an investigational agent that is being evaluated both in combination with an immune checkpoint inhibitor and as a single agent.
Sitravatinib in Combination with Immune Checkpoint Inhibitors
Background
Sitravatinib's potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation.
As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. ("BeiGene") who are evaluating sitravatinib in combination with tislelizumab, BeiGene's investigational anti-PD-1 checkpoint inhibitor in a number of advanced solid tumors. We are pursuing U.S. Food and Drug

Administration ("FDA") approval of sitravatinib in combination with immune checkpoint inhibitors for the treatment of non-small cell lung cancer ("NSCLC") and to leverage proof of concept data in additional solid tumors that are expected to be generated under the BeiGene collaboration to further expand the potential market opportunity for sitravatinib.
Program Update
In an ongoing Phase 2 clinical trial, we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On October 22, 2018, we reported data from this clinical trial at the 2018 European Society of Medical Oncology Congress ("ESMO"), based on a data cutoff date of August 27, 2018. A summary of these data, with response confirmations updated after the data cutoff date, is presented below:

•	56 patients were evaluable for response with at least one radiographic scan. Patients had a median of two lines of previous therapy;

•	45 of 56 evaluable patients demonstrated tumor reductions; 18 of whom demonstrated tumor reductions greater than 30%;

•	11 of 56 evaluable patients achieved a confirmed Partial Response ("PR") or Complete Response;

•	26 of 56 evaluable patients remained on treatment at the time of data cut-off including eight responding patients;

•
A preliminary Kaplan-Meier estimate of median duration of response was greater than nine months, with six responding patients treated for more than six months and two responding patients treated for more than 12 months; and

•	The combination has shown an acceptable toxicity profile, and most adverse events reported by investigators were Grade 1 or 2.
We held an end of Phase 2 meeting with the FDA in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on feedback received from the FDA, we plan to initiate a Phase 3 randomized clinical trial in the first half of 2019 in second-line NSCLC patients. The Phase 3 clinical trial will compare the combination of sitravatinib plus nivolumab to docetaxel in patients whose tumors have progressed on prior checkpoint inhibitor therapy. Ultimately, we believe the results of this clinical trial will enable a new drug application (“NDA”) submission for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen and a checkpoint inhibitor. This Phase 3 clinical trial will include an interim analysis of objective response rates (which we expect to complete by the end of 2020) as a surrogate endpoint to serve as the basis for a potential NDA submission seeking accelerated approval in the United States. The primary endpoint of the final analysis for the Phase 3 clinical trial (which we expect to complete by the end of 2021) will be overall survival.
On January 7, 2019, we announced a clinical collaboration with BMS in connection with the planned Phase 3 clinical trial. Under the terms of the collaboration, Mirati will sponsor and fund the clinical trial and BMS will provide nivolumab at no cost. In certain specified cases, BMS will have an exclusive right to negotiate a commercial agreement with us for a limited period of time with respect to developing and commercializing sitravatinib worldwide excluding certain territories in Asia, Australia and New Zealand. We maintain global development and commercial rights to sitravatinib outside of certain Asian territories, where we have partnered with BeiGene, and we are free to develop the program in combination with other agents.
During the third quarter of 2018, we initiated an open label Phase 2 clinical trial of sitravatinib combined with nivolumab in patients with advanced or metastatic urothelial carcinoma who previously failed treatment with an immune checkpoint inhibitor. We expect to receive initial data from this clinical trial in the second half of 2019.
During the third quarter of 2018, we also initiated an open label Phase 2 window of opportunity clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer ("RCC"). We expect to receive initial data from this clinical trial in the first half of 2019.
Sitravatinib as a Single Agent
Background
Sitravatinib is also being evaluated as a single agent in a Phase 1b expansion clinical trial in patients with NSCLC and other tumor types who have genetic alterations in Casitas B-lineage Lymphoma ("CBL").
Program update
On October 21, 2018, we reported data from this Phase 1b clinical trial in a presentation at ESMO. The presentation provided an update from the pre-planned expansion cohort of the Phase 1b clinical trial of single agent sitravatinib in patients with

CBL inactivating mutations. CBL mutations are present in 1.5% of NSCLC tumors, 3.5% of melanoma tumors, and 2% of cancers of unknown origin. As of the data cut-off on September 4, 2018, eight patients were evaluable:

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
Enrollment continues in this Phase 1b expansion clinical trial with an emphasis on patients with CBL inactivating mutations in NSCLC and melanoma. We expect to provide a clinical update in the second half of 2019 and to define a potential registration pathway based on updated data at that time.
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
Sitravatinib Development in Collaboration with BeiGene, Ltd.
In January 2018, we entered into a Collaboration and License Agreement (the “BeiGene Agreement”) with BeiGene, pursuant to which we and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). Under the BeiGene Agreement, we granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, and we retained exclusive rights for the development, manufacturing and commercialization of sitravatinib outside the Licensed Territory. All of our revenue during 2018 was earned under the BeiGene Agreement.
In November 2018, we announced the dosing of the first patient under the BeiGene Agreement in a Phase 1b clinical trial to assess the safety and tolerability, pharmacokinetics and preliminary anti-tumor activity of sitravatinib in combination with BeiGene's investigational anti-PD-1 antibody, tislelizumab, in patients with advanced solid tumors. The clinical trial is currently enrolling patients in China and Australia. BeiGene's clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with NSCLC, RCC, hepatocellular cancer, gastric cancer and ovarian cancer. We expect to receive initial proof of concept data from these clinical trials in the second half of 2019 and the first half of 2020.
KRAS Inhibitor Program
Background
The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family comprise up to 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Our KRAS inhibitor program is focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We intend to pursue development of our KRAS G12C inhibitor program in both single agent and rational combination approaches to maximize the potential market opportunity.
Program Update
Our lead KRAS G12C compound, MRTX849, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations which are present in approximately 14% of NSCLC adenocarcinoma patients, 4% of colorectal cancer (“CRC”) patients, as well as smaller percentages of several other difficult-to-treat cancers. Single agent treatment with MRTX849 has shown complete regression in a subset of KRAS G12C-positive human tumor models implanted in mice. We received FDA authorization of our Investigational New Drug Application for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable rapid expansion of the single agent cohorts and could potentially serve as the basis of an NDA filing for accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we plan to expand into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. We expect to report early clinical results in the second half of 2019. We also intend to expand our KRAS inhibitor program to target G12D mutations and expect to identify a clinical candidate targeting G12D mutations by the fourth quarter of 2019.

Mocetinostat
Mocetinostat is an investigational, oral, Class 1 and IV selective histone deacetylase inhibitor that was evaluated in a Phase 2 clinical trial combining mocetinostat with durvalumab (IMFINZI®) in NSCLC patients who experienced documented disease progression following prior treatment with an immune checkpoint inhibitor. In November 2018, we reported our strategic portfolio decision to deprioritize the mocetinostat program. We are currently exploring licensing opportunities for mocetinostat.
Market and Competition
Market
Non-Small Cell Lung Cancer
The National Cancer Institute estimates that in 2018, approximately 234,000 patients in the United States ("U.S.") were diagnosed with lung cancer and 154,000 died due to the disease. Lung cancer represents over 13% of all new cancer cases in the U.S., and 25% of all cancer deaths. Approximately 85% of lung cancers are NSCLC. The five-year survival rate for lung cancer patients is 19%, indicating a significant need for novel therapies to extend overall survival in this patient population.
Immuno-oncology Combinations
The prognosis for advanced NSCLC is poor, and the primary objective of treating late-stage disease is to prolong overall survival, delay disease progression and control symptoms. The treatment algorithm for advanced NSCLC has changed significantly following recent approvals and label expansions of immuno-oncology agents, specifically immune checkpoint inhibitors. In 2015, the FDA approved OPDIVO®, an anti-PD-1 monoclonal antibody, and the first immuno-oncology agent approved for the treatment of squamous NSCLC. The approval of OPDIVO® in NSCLC was subsequently followed by FDA approval of three additional immuno-oncology agents in NSCLC, KEYTRUDA®, TECENTRIQ®, and IMFINZI®. These four agents, approved for multiple indications including NSCLC, accounted for over $10 billion in global sales in 2017. The immune checkpoint inhibitor market is projected to grow to $46 billion by 2023 (Source: Decision Resources).
Despite the advances in patient outcomes demonstrated by approved immuno-oncology therapies in NSCLC, a significant patient need remains. The percentage of patients who respond to approved immuno-oncology treatments is quite low, and of the patients that respond, the majority will still experience disease progression. We believe that combinations of checkpoint inhibitors with other agents like sitravatinib have the potential to improve efficacy outcomes and overcome resistance to checkpoint inhibitor therapy through complementary mechanisms.
Targeted Agents
NSCLC represents a heterogeneous patient population with diverse tumor histology and underlying genomic aberrations. Genetic alterations consisting of CBL mutations account for up to 1.5% of NSCLC patient cases (plus 3.5% of melanoma and 2% of cancers of unknown primary origin) annually in the U.S. KRAS G12C driver mutations occur in approximately 14% of NSCLC adenocarcinoma patients and 5% of colorectal cancer patients.
The clinical and commercial success of leading targeted agents across multiple indications, including NSCLC, demonstrates the potential of new targeted treatments for cancer. The following table lists global sales figures for selected small molecule kinase inhibitors in NSCLC and other indications.

2017 Worldwide Retail Sales Figures of Selected Small Molecule Kinase Inhibitors

Brand Name	2017 Worldwide Sales(1) (in millions)
Tarceva®	$856
TAFINLAR® + MEKINIST®	$873
XALKORI®	$594
TAGRISSO®	$955
ALECENSA®	$367
_____________________
(1)Source: Evaluate Pharma.

Competition
Sitravatinib in Combination with Immune Checkpoint Inhibitors
There are several immune checkpoint inhibitors currently approved for use as single agents to treat multiple tumor types, including NSCLC. To augment the efficacy of these agents, combination studies are being conducted with a variety of potentially synergistic mechanisms, including inhibitors of CTLA-4, LAG3, and CSF-1R. Most of these combination studies are being conducted in patients who are naïve to immune checkpoint inhibitor therapy. A competitor whose agent is being evaluated in combination with checkpoint inhibitors in NSCLC patients that are naïve to immune checkpoint inhibitor therapy is Nektar Therapeutics (CD-122 agonist). Competitors whose agents are being evaluated in combination with checkpoint inhibitors in NSCLC patients who failed previous immune checkpoint inhibitor therapy include Corvus Pharmaceuticals, Inc. (Adenosine A2Ar inhibitor), BMS (GITR inhibitor and LAG3 inhibitor) and Syndax, Inc. (HDAC inhibitor). Direct mechanistic competitors to sitravatinib in immunotherapy include CABOMETYX® (Exelixis, Inc.) and LENVIMA® (Eisai Co., Ltd.), both anti-VEGF agents that also inhibit other receptor tyrosine kinases. We expect that additional agents and mechanisms will be evaluated in immunotherapy combinations, and we will continue to monitor these competitors in relation to our own immunotherapy combination programs.
Sitravatinib as a Targeted Agent
A large number of multi-targeted kinase inhibitors are currently commercially available or in clinical trials, with many more in the early research stage. Biotechnology and pharmaceutical companies are also developing monoclonal antibodies to inhibit kinase targets and their ligands. We are not aware of any other companies with programs that specifically target patients with CBL alterations.
KRAS G12C
We are aware of one company with a competing clinical-stage direct KRAS G12C inhibitor program: Amgen, Inc. It is likely that other companies are also researching KRAS G12C inhibitors. In November 2017, our first patent application covering our KRAS G12C inhibitor program was published. We will continue to monitor scientific and patent publications for the emergence of other potential competitors.
Oncology
In addition to companies that have kinase inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, including, but not limited to, Amgen, Inc. and Gilead Sciences, Inc., and specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to Astellas Pharma Inc., AstraZeneca plc, Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, BMS, Eisai Co. Ltd., Eli Lilly and Company, F. Hoffmann- LaRoche Ltd., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Pfizer, Inc., and Takeda Pharmaceutical Co.
Many companies have filed, and continue to file, patent applications which may or could affect our program if and when they issue, either because they protect a product that may compete with our product candidates, or because they protect intellectual property rights that are necessary for us to develop and commercialize our product candidates. These companies include, but are not limited to: Amgen Inc., Astellas Pharma Inc., AstraZeneca plc, Exelixis, Inc., Johnson & Johnson, Novartis AG and Pfizer, Inc. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, we expect that these and other companies will continue to publish and file patent applications in this space in the future, as well as pursuing research and development programs in this area. We continue to monitor these and other companies in order to be aware of any third-party products and/or intellectual property rights relevant to our product candidates.
Intellectual Property
Our goal is to obtain, maintain and enforce patent protection wherever appropriate for our product candidates, formulations, processes, methods and any other proprietary technologies both in the United States and in other countries. We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2018, we own or co-own U.S. patents and patent applications and their foreign counterparts, including 28 issued U.S. patents as reflected in the following table:

Description	Granted	Pending	Expiration
Sitravatinib and other kinase inhibitor compounds	11	0	2026-2029
Mocetinostat and other HDAC inhibitors	16	0	2022-2035
KRAS inhibitors	1	11	2036-2039
Total	28	11

Manufacturing
We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we plan to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials and finished products for our preclinical and clinical trials.
Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's Current Good Manufacturing Practices (“cGMP”) regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented.
Government Regulation
The Regulatory Process for Drug Development
The production and manufacture of our product candidates and our research and development activities are subject to regulation by various governmental authorities around the world. In the United States, drug products are subject to regulation by the FDA. There are other comparable agencies in Europe and other parts of the world. Regulations govern, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products. Applicable legislation requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products, and governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices (“GLP”) and good clinical practices (“GCP”) during nonclinical and clinical testing and cGMP during production is required.
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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product, as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.
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
Other Healthcare Laws and Compliance Requirements
Several other types of state and federal laws restrict certain marketing practices in the pharmaceutical industry. These laws include state and federal anti-kickback, fraud and abuse, false claims, physician payment, sunshine, patient protection and affordable care, privacy and security laws and regulations, as well as laws and regulations regarding providing drug samples. In addition, there have been a number of substantial legislative and regulatory changes to the way healthcare is financed and paid for by both governmental and private insurers, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). There has been, and continues to be, significant developments in, and continued legislative activity around the ACA and related laws. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and

Centers for Medicare & Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.
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
Other Laws
In addition to the above, we are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the Securities and Exchange Commission ("SEC") and the regulations of The NASDAQ Stock Exchange, on which our shares are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices and the experimental use of animals.
Employees
As of December 31, 2018, we had 63 employees located in our offices in San Diego, California. 44 employees are engaged in research and development activities and 19 are in general and administrative functions.
Corporate Information
We were incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. Our website address is www.mirati.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10‑K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our web site at www.mirati.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $93.9 million, $58.1 million, and $68.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the years ended December 31, 2018, 2017, and 2016 were $98.4 million, $70.4 million, and $83.1 million respectively. As of December 31, 2018, we had an accumulated deficit of $559.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The NASDAQ Global Select Market or other regulatory authorities.

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

In January 2018 we entered into a collaboration and license agreement with BeiGene, Ltd. (“BeiGene”) (the “BeiGene Agreement”), pursuant to which we agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “BeiGene Territory”) and we granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Territory. In addition to an up-front payment, we may be entitled to receive additional payments upon the achievement of certain milestones under the BeiGene Agreement. However, the receipt of these payments is inherently uncertain. The receipt of milestone payments under the BeiGene Agreement can have a significant impact on our cash flows and results of operations for the periods of time in which such payments are made. While receipt of milestone and royalty payments would result in significant income, the absence of collaboration revenues in subsequent quarters could result in significant reductions in net income and could cause our stock price to drop.

U.S. federal income tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act) that significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

Our U.S. net operating loss, or NOL, carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We believe we have experienced at least one ownership change based on past financing transactions and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation.  In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Relating to Our Business and Industry

Our research and development programs and product candidates are at an early stage of development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. Sitravatinib is in Phase 1b single agent and Phase 2 combination clinical trials, MRTX849 is in a Phase 1/2 clinical trial and we have a KRAS inhibitor preclinical program. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products is expensive, and therefore we may seek to enter into additional collaborations with companies that have more resources and experience in order to continue to develop and commercialize our product candidates. We also may be required due to financial or scientific constraints to enter into additional collaboration agreements to research and/or to develop and commercialize our product candidates. The establishment and realization of such collaborations may not be possible or may be problematic. There can be no assurance that we will be able to establish such additional collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful or maintained for any specific product candidate or indication. If we are unable to reach successful agreements with suitable collaboration partners for the ongoing development and commercialization of our product candidates, we may face increased costs, we may be forced to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize such product candidates, and we may be unable to commercialize products or programs for which a suitable collaboration partner cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition will be materially and adversely affected.

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

A key part of our development strategy for our product candidates is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. The FDA generally will either require approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product's approval. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any long-term arrangements in place with any third party to develop or commercialize companion diagnostics for our product candidates.

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
We may not be able to initiate or complete clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. In particular, because we are focused on patients with specific genetic alterations in some of our trials, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications, including NSCLC, where we are studying sitravatinib in combination with checkpoint inhibitors, or target the same genetic alterations as our product candidates. Therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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

Moreover, any regulatory approval of a drug which is eventually obtained may entail limitations on the indicated uses for which that drug may be marketed or on the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GMPs and GCPs for any clinical trials that we conduct post-approval. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Furthermore, product approvals may be withdrawn or limited in some way if problems occur following initial marketing or if compliance with regulatory standards is not maintained. Similar restrictions are imposed in foreign markets. Regulatory agencies could become more risk averse to any side effects or set higher standards of safety and efficacy prior to reviewing or approving a product. This could result in a product not being approved.

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

•
For each of our current product candidates we will initially rely on a limited number of contract manufacturers. Changing these or identifying future manufacturers may be difficult. Changing manufacturers requires re-validation of the manufacturing processes and procedures in accordance with FDA, ICH, European and other mandated GMP regulations and/or guidelines. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to quickly find replacement manufacturers on acceptable terms.

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

Our and our collaborators’ ability to commercialize our products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such products and related treatments will be available from governmental health payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. No assurance can be given that third-party payor coverage and adequate reimbursement will be available that will allow us to maintain price levels sufficient for the realization of an appropriate return on our investment in product development.

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

Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. We or our collaborators will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. While we have not yet developed any companion diagnostic test for use with our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the Department of Health and Human Services Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although some of these and other proposals may require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, "ACA") became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and the Centers for Medicare & Medicaid Services (“CMS”), have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Drug Supply Chain Security Act, enacted in 2013, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. In the oncology market, our major competitors include, but are not limited to: Amgen, Inc., Corvus Pharmaceuticals, Inc., Eisai Co. Ltd., Exelixis, Inc., F. Hoffman-La Roche Ltd., Johnson & Johnson, Merck & Co. Inc., Nektar Therapeutics, and Novartis AG among others.

Many companies have filed, and continue to file, patent applications in oncology which may or could affect our programs. Some of these patent applications may have already been allowed or issued, and others may issue in the future. These companies include, but are not limited to: Amgen, Inc., Astellas Pharma Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Exelixis, Inc., Novartis AG, Pfizer Inc. and Johnson & Johnson. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed, and additional patents granted, in the future, as well as additional research and development programs expected in the future.

In addition to companies that have kinase inhibitors addressing our oncology indications of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive with over 1,000 molecules currently in clinical development.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Charles M. Baum, M.D., Ph.D., our President and Chief Executive Officer, Isan Chen, M.D., our Executive Vice President and Chief Medical and Development Officer, James Christensen, Ph.D. our Executive Vice President and Chief Scientific Officer, Jamie A. Donadio, our Senior Vice President and Chief Financial Officer, and Chris LeMasters, our Executive Vice President and Chief Business Officer whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these individuals to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, prohibits individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, known as business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions;

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members, and contains requirements for manufacturers to submit reports to CMS by the 90th day of each calendar year, and disclosure of such information to be made by CMS on a publicly available website; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including any of our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also materially affect our business.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There are no assurances that our patent counsel, lawyers or advisors have given us correct advice or counsel. Opinions from such patent counsel or lawyers may not be correct or may be based on incomplete facts. We cannot be certain that we are the first to invent or first to file for patent protection for the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the subject matter and/or term of certain patents or all of the subject matter and/or term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of one or more claims, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by the USPTO, comparable foreign patent offices or a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information and technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights to the same extent as in the United States, Europe or Japan. Unauthorized disclosure of our proprietary information could also harm our competitive position. We could also inadvertently use our collaborators’ data inappropriately which could lead to liability. We may file patent applications but have the scope of the claims narrowed or significantly narrowed during prosecution or we may not be able to supply sufficient data to satisfy a patent office to support the full breadth of our claims and, as a result, may not obtain the original claims desired or we may receive amended claims with significantly reduced scope. Alternatively, it is possible that we may not receive any patent protection from an application.

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

Based on the information available to us as of December 31, 2018, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 52% of our outstanding common stock. Baker Bros. Advisors, LLC ("Baker Brothers") and Boxer Capital, LLC ("Boxer Capital") and their affiliates collectively own 25% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Item 1B.     Unresolved Staff Comments
          None.
Item 2.     Properties
     Our corporate headquarters is located at 9393 Towne Centre Drive, San Diego, California 92121 where we occupy approximately 24,100 square feet of office and lab space. The lease will expire on January 31, 2020. We believe that our existing facilities are adequate to meet our current needs.
Item 3.     Legal Proceedings
None.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
            Our common stock has been listed on the NASDAQ Global Select Market since June 5, 2018, and was previously listed on the NASDAQ Capital Market since July 15, 2013 under the symbol "MRTX". Prior to that date, there was no public market for our common stock in the United States as our common stock was listed on the Toronto Stock Exchange.
On February 22, 2019, the last reported sale price for our common stock on the NASDAQ Global Select Market was $76.01 per share.
As of February 22, 2019, we had 14 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2013 (and the reinvestment of dividends thereafter) in each of (i) Mirati Therapeutic, Inc.’s common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mirati Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index
$350
$300
$250
$200
$150
$100
$50
$0
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
Mirati Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table presents selected historical financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. All the selected historical financial data has been derived from our Audited Consolidated Financial Statements and is stated in thousands except for per share information.

Please read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share amounts)
Statements of Operations Data:
License and collaboration revenues	$12,926	$—	$—	$—	$—
Loss from operations	(102,627)	(71,535)	(83,779)	(64,714)	(39,104)
Net loss	(98,418)	(70,430)	(83,118)	(64,544)	(43,698)
Comprehensive loss	(98,418)	(70,484)	(83,143)	(64,507)	(43,684)
Basic and diluted net loss per share	$(3.19)	$(2.78)	$(4.20)	$(3.82)	$(3.24)
Weighted average common shares outstanding, basic and diluted	30,897,717	25,290,222	19,787,349	16,901,826	13,483,467

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$222,790	$150,837	$56,734	$122,327	$29,303
Working capital	200,514	142,115	44,553	115,604	27,261
Total assets	228,454	157,246	63,444	128,017	33,479
Accumulated deficit	(559,045)	(460,627)	(389,751)	(306,633)	(242,089)
Total stockholders' equity	$201,576	$143,288	$48,309	$118,176	$28,062

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

Overview

Company Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. Our precision oncology clinical programs utilize genomic testing to identify and select cancer patients who we believe would be most likely to benefit from targeted treatment. In immuno-oncology, we are advancing a clinical program where our product candidate has the potential to improve the immune environment of tumor cells and enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our KRAS inhibitor program is focused on developing novel inhibitors of KRAS mutations and includes one clinical candidate and a preclinical program. We also have additional preclinical programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Sitravatinib
Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib is an investigational agent that is being evaluated both in combination with an immune checkpoint inhibitor and as a single agent.
Sitravatinib in Combination with Immune Checkpoint Inhibitors
Background
Sitravatinib's potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation.
As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. ("BeiGene") who are evaluating sitravatinib in combination with tislelizumab, BeiGene's investigational anti-PD-1 checkpoint inhibitor in a number of advanced solid tumors. We are pursuing U.S. Food and Drug Administration ("FDA") approval of sitravatinib in combination with immune checkpoint inhibitors for the treatment of non-small cell lung cancer ("NSCLC") and to leverage proof of concept data in additional solid tumors that are expected to be generated under the BeiGene collaboration to further expand the potential market opportunity for sitravatinib.
Program Update
In an ongoing Phase 2 clinical trial, we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On October 22, 2018, we reported data from this clinical trial at the 2018 European Society of Medical Oncology Congress ("ESMO"), based on a data cutoff date of August 27, 2018. A summary of these data, with response confirmations updated after the data cutoff date, is presented below:

•	56 patients were evaluable for response with at least one radiographic scan. Patients had a median of two lines of previous therapy;

•	45 of 56 evaluable patients demonstrated tumor reductions; 18 of whom demonstrated tumor reductions greater than 30%;

•	11 of 56 evaluable patients achieved a confirmed Partial Response ("PR") or Complete Response;

•	26 of 56 evaluable patients remained on treatment at the time of data cut-off including eight responding patients;

•
A preliminary Kaplan-Meier estimate of median duration of response was greater than nine months, with six responding patients treated for more than six months and two responding patients treated for more than 12 months; and

•	The combination has shown an acceptable toxicity profile, and most adverse events reported by investigators were Grade 1 or 2.
We held an end of Phase 2 meeting with the FDA in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on feedback received from the FDA, we plan to initiate a Phase 3 randomized clinical trial in the first half of 2019 in second-line NSCLC patients. The Phase 3 clinical trial will compare the combination of sitravatinib plus nivolumab to docetaxel in patients whose tumors have progressed on prior checkpoint inhibitor therapy. Ultimately, we believe the results of this clinical trial will enable a new drug application (“NDA”) submission for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen and a checkpoint inhibitor. This Phase 3 clinical trial will include an interim analysis of objective response rates (which we expect to complete by the end of 2020) as a surrogate endpoint to serve as the basis for a potential NDA submission seeking accelerated approval in the United States. The primary endpoint of the final analysis for the Phase 3 clinical trial (which we expect to complete by the end of 2021) will be overall survival.
On January 7, 2019, we announced a clinical collaboration with BMS in connection with the planned Phase 3 clinical trial. Under the terms of the collaboration, Mirati will sponsor and fund the clinical trial and BMS will provide nivolumab at no cost. In certain specified cases, BMS will have an exclusive right to negotiate a commercial agreement with us for a limited period of time with respect to developing and commercializing sitravatinib worldwide excluding certain territories in Asia, Australia and New Zealand. We maintain global development and commercial rights to sitravatinib outside of certain Asian territories, where we have partnered with BeiGene, and we are free to develop the program in combination with other agents.
During the third quarter of 2018, we initiated an open label Phase 2 clinical trial of sitravatinib combined with nivolumab in patients with advanced or metastatic urothelial carcinoma who previously failed treatment with an immune checkpoint inhibitor. We expect to receive initial data from this clinical trial in the second half of 2019.
During the third quarter of 2018, we also initiated an open label Phase 2 window of opportunity clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer ("RCC"). We expect to receive initial data from this clinical trial in the first half of 2019.
Sitravatinib as a Single Agent
Background
Sitravatinib is also being evaluated as a single agent in a Phase 1b expansion clinical trial in patients with NSCLC and other tumor types who have genetic alterations in CBL.
Program update
On October 21, 2018, we reported data from this Phase 1b clinical trial in a presentation at ESMO. The presentation provided an update from the pre-planned expansion cohort of the Phase 1b clinical trial of single agent sitravatinib in patients with CBL inactivating mutations. CBL mutations are present in 1.5% of NSCLC tumors, 3.5% of melanoma tumors, and 2% of cancers of unknown origin. As of the data cut-off on September 4, 2018, eight patients were evaluable:

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

Enrollment continues in this Phase 1b expansion clinical trial with an emphasis on patients with CBL inactivating mutations in NSCLC and melanoma. We expect to provide a clinical update in the second half of 2019 and to define a potential registration pathway based on updated data at that time.
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
Sitravatinib Development in Collaboration with BeiGene, Ltd.
In January 2018, we entered into a Collaboration and License Agreement (the “BeiGene Agreement”) with BeiGene, pursuant to which we and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). Under the BeiGene Agreement, we granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, and we retained exclusive rights for the development, manufacturing and commercialization of sitravatinib outside the Licensed Territory. All of our revenue during 2018 was earned under the BeiGene Agreement.
In November 2018, we announced the dosing of the first patient under the BeiGene Agreement in a Phase 1b clinical trial to assess the safety and tolerability, pharmacokinetics and preliminary anti-tumor activity of sitravatinib in combination with BeiGene's investigational anti-PD-1 antibody, tislelizumab, in patients with advanced solid tumors. The clinical trial is currently enrolling patients in China and Australia. BeiGene's clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with NSCLC, RCC, hepatocellular cancer, gastric cancer and ovarian cancer. We expect to receive initial proof of concept data from these clinical trials in the second half of 2019 and the first half of 2020.
KRAS Inhibitor Program
Background
The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family comprise up to 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Our KRAS inhibitor program is focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We intend to pursue development of our KRAS G12C inhibitor program in both single agent and rational combination approaches to maximize the potential market opportunity.
Program Update
Our lead KRAS G12C compound, MRTX849, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations which are present in approximately 14% of NSCLC adenocarcinoma patients, 4% of colorectal cancer (“CRC”) patients, as well as smaller percentages of several other difficult-to-treat cancers. Single agent treatment with MRTX849 has shown complete regression in a subset of KRAS G12C-positive human tumor models implanted in mice. We received FDA authorization of our Investigational New Drug Application for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable rapid expansion of the single agent cohorts and could potentially serve as the basis of an NDA filing for accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we plan to expand into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. We expect to report early clinical results in the second half of 2019. We also intend to expand our KRAS inhibitor program to target G12D mutations and expect to identify a clinical candidate targeting G12D mutations by the fourth quarter of 2019.
Mocetinostat
Mocetinostat is an investigational, oral, Class 1 and IV selective histone deacetylase inhibitor that was evaluated in a Phase 2 clinical trial combining mocetinostat with durvalumab (IMFINZI®) in NSCLC patients who experienced documented disease progression following prior treatment with an immune checkpoint inhibitor. In November 2018, we reported our strategic portfolio decision to deprioritize the mocetinostat program. We are currently exploring licensing opportunities for mocetinostat.

Liquidity Overview

At December 31, 2018, we had $222.8 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. In January 2019, we completed a public offering of our common stock that generated net proceeds of $107.9 million and in June 2018, we completed a public equity offering that generated net proceeds of $130.7 million. In connection with the BeiGene Agreement, in January 2018 we received an upfront fee of $10.0 million and in November 2018 we received a milestone payment of $3.0 million.

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

Revenue Recognition

Effective January 1, 2017, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone selling price, an increase or decrease of 10% in the estimated fair value of each performance obligation would not have a significant impact on the amount of revenue recognized.

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

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

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

•	costs for allocated facilities and depreciation of equipment.

•	license fees paid in connection with our early discovery efforts.

We record research and development expenses as incurred. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib and MRTX849. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing sitravatinib, MRTX849 and our preclinical KRAS G12D program, or any of our other preclinical programs into more advanced stages of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal, human resources and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the year ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
License and collaboration revenues	$12,926	$—	$12,926
Research and development expenses	93,872	58,085	35,787
General and administrative expenses	21,681	13,450	8,231
Other income, net	4,209	1,105	3,104

License and collaboration revenues

License and collaboration revenues relate to the BeiGene Agreement, effective January 7, 2018, under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. License and collaboration revenues for the year ended December 31, 2018 were $12.9 million and relate to the license the Company granted to BeiGene and a related milestone achieved under BeiGene Agreement. No license and collaboration revenues were recorded during the year ended December 31, 2017.

Research and Development Expenses

Our research and development efforts during the years ended December 31, 2018 and 2017 were focused primarily on our clinical development programs and our preclinical KRAS inhibitor program. The following table summarizes our research and development expenses, (in thousands):

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	$38,377	$12,282	$26,095
Mocetinostat	3,982	4,883	(901)
Glesatinib	5,626	17,177	(11,551)
Preclinical development programs:
KRAS inhibitor (1)	20,394	6,885	13,509
Preclinical and early discovery	2,418	2,263	155
Total third-party research and development expenses	70,797	43,490	27,307
Salaries and other employee related expense	13,182	9,007	4,175
Share-based compensation expense	7,232	3,192	4,040
Other research and development expenses	2,661	2,396	265
Research and development expenses	$93,872	$58,085	$35,787

(1) The Company obtained FDA clearance of its IND application for its lead G12C compound, MRTX849, in late November 2018. As such, the substantial majority of the research and development costs for the KRAS inhibitor incurred during 2018 related to preclinical development.

Research and development expenses for the year ended December 31, 2018 were $93.9 million compared to $58.1 million during the year ended December 31, 2017. The increase of $35.8 million during the year ended December 31, 2018 relates to an increase in third-party research and development expenses of $27.3 million, an increase in salaries and other employee related expense of $4.2 million, and an increase in share-based compensation expense of $4.0 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with development for sitravatinib of $26.1 million and the KRAS inhibitor program of $13.5 million. The increase in development expense for sitravatinib is due to increased manufacturing production expenses, investigator payment expenses, and CRO expenses to support the expansion of existing and new sitravatinib clinical trials. The increase in expenses associated with the KRAS inhibitor program is due to increased manufacturing production expenses for MRTX849. The increase in salaries and other employee related expense of $4.2 million is primarily due to an increase in the number of research and development employees during the twelve months ended December 31, 2018 compared to the same period in 2017. The increase in share-based compensation expense of $4.0 million is due to an increase in the fair value of stock options granted during the year ended December 31, 2018 compared to the year ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $21.7 million compared to $13.5 million for the same period in 2017. The increase of $8.2 million is primarily due to an increase in share-based compensation expense of $5.0 million, an increase in professional services expense of $1.7 million, and an increase in other employee related expense of $1.1 million. The increase in share-based compensation expense is due to an increase in the fair value of stock options granted during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in other employee related expense is primarily due to an increase in the number of general and administrative employees during the twelve months ended December 31, 2018 compared to the same period in 2017, and the increase in professional services expense is primarily due to increased consulting and patent-related expenses during the twelve months ended December 31, 2018 compared to the same period in 2017.

Other Income, Net

Other income, net consisted primarily of interest income of $4.2 million for the year ended December 31, 2018 and $1.1 million for the year ended December 31, 2017. The increase in interest income during the twelve months ended December 31, 2018 compared to December 31, 2017 is due to an increase in short-term investment balances.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2017	2016
Research and development expenses	$58,085	$68,487	$(10,402)
General and administrative expenses	13,450	15,292	(1,842)
Other income, net	1,105	661	444

Research and Development Expenses

Our research and development efforts during the years ended December 31, 2017 and 2016 were focused primarily on our clinical development programs and our preclinical KRAS inhibitor program. The following table summarizes our research and development expenses, (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	$12,282	$7,346	4,936
Mocetinostat	4,883	4,613	270
Glesatinib	17,177	29,974	(12,797)
Preclinical development programs:
KRAS inhibitor	6,885	6,802	83
Preclinical and early discovery	2,263	2,690	(427)
Total third-party research and development expenses	43,490	51,425	(7,935)
Salaries and other employee related expense	9,007	8,963	44
Share-based compensation expense	3,192	5,461	(2,269)
Other research and development expenses	2,396	2,638	(242)
Research and development expenses	$58,085	$68,487	(10,402)

Research and development expenses for the year ended December 31, 2017 were $58.1 million compared to $68.5 million during the year ended December 31, 2016. The decrease of $10.4 million during the year ended December 31, 2017 primarily relates to a decrease in third-party research and development expenses of $7.9 million and a decrease in share-based compensation expense of $2.3 million. The decrease in third-party research and development expense relates to a decrease in expenses associated with development for glesatinib of $12.8 million primarily related to decreased manufacturing costs, partially offset by a $4.9 million increase in sitravatinib development expenses due to the continuation and expansion of ongoing clinical trials. The decrease in share-based compensation expense of $2.3 million is due to a decrease in the fair value of stock options granted during the year ended December 31, 2017 compared to the year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $13.5 million compared to $15.3 million for the same period in 2016. The decrease is primarily due to a decrease in share-based compensation expense, which is due to a decrease in the fair value of stock options granted during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Other Income, Net

Other income, net for the year ended December 31, 2017 was $1.1 million compared to $0.7 million for the same period in 2016 and consists primarily of interest income.

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

At December 31, 2018, we had $222.8 million of cash, cash equivalents and short-term investments compared to $150.8 million at December 31, 2017. In January 2019, we completed a public offering of our common stock that generated net proceeds of $107.9 million and in June 2018, we completed a public equity offering that generated net proceeds of $130.7 million. In connection with the BeiGene Agreement, in January 2018 we received an upfront fee of $10.0 million and in November 2018, we received a milestone payment of $3.0 million.

We have incurred losses in each year since our inception. Our net losses were $98.4 million, $70.4 million and $83.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $559.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product development programs, our research activities and general and administrative costs associated with our operations.

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

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(70,096)	$(64,706)	$(68,017)
Net cash provided by (used in) investing activities	(145,765)	(8,651)	38,255
Net cash provided by financing activities	140,852	158,677	2,652
Increase (decrease) in cash	(75,009)	85,320	(27,110)

Net cash used in operating activities

Net cash used for operating activities was $70.1 million, $64.7 million and $68.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash used in operating activities during 2018 primarily related to our net loss of $98.4 million, adjusted for non-cash share-based compensation expense of $15.9 million and net cash inflows from a change in our operating assets and liabilities of $13.6 million. Cash used in operating activities during 2017 primarily related to our net loss of $70.4 million, adjusted for non-cash share-based compensation expense of $6.8 million and net cash outflows from a change in our operating assets and liabilities of $1.0 million. Cash used in operating activities during 2016 primarily related to our net loss of $83.1 million, adjusted for non-cash share-based compensation expense of $10.6 million and net cash inflows from a change in our operating assets and liabilities of $4.3 million.

Net cash provided by (used in) investing activities

Investing activities used cash of $145.8 million for the year ended December 31, 2018, used cash of $8.7 million for the year ended December 31, 2017, and provided cash of $38.3 million for the year ended December 31, 2016. The net cash provided or used by investing activities during the periods presented primarily reflects the purchases, sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities was $140.9 million, $158.7 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash provided by financing activities during 2018 consists of net proceeds from the issuance of common stock from our 2018 public offerings of common stock and pre-funded warrants totaling $130.7 million, proceeds from the exercise of stock options and warrants of $9.7 million and proceeds from our employee stock purchase plan ("ESPP") of $0.4 million. Net cash provided by financing activities during 2017 consists of net proceeds from the issuance of common stock from our 2017 public offerings of common stock and pre-funded warrants totaling $153.5 million, proceeds from the exercise of stock options and warrants of $5.0 million and proceeds from our ESPP of $0.1 million. Net cash provided by financing activities during 2016 consists of net proceeds from the exercise of stock options and warrants of $2.4 million and proceeds from our ESPP of $0.3 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2018 that will affect our future liquidity (in thousands):

	Total	Less Than 1 year	1 -3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations (1)	$393	$363	$30	$—	$—
Total Contractual Obligations	$393	$363	$30	$—	$—
(1) In June 2014 we entered into a multi-year non-cancelable building lease for 18,000 square feet of completed office and laboratory space in San Diego, California which was originally set to expire in January 2018. In March 2017, we amended the lease to extend the term through January 2019, and in April 2018, we amended the lease to extend the term through January 2020 and in August 2018, we amended the lease to expand the size of the existing space by approximately 6,100 square feet.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2018 and 2017, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8.     Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15 of this annual report.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the consolidated financial statements included in this Form 10-K for the year ended December 31, 2018 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mirati Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Mirati Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mirati Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Mirati Therapeutics, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

San Diego, California
February 28, 2019

Item 9B.     Other Information

Recently Adopted Accounting Pronouncements

See “Notes to Financial Statements-Note 3-Recently Issued and Recently Adopted Accounting Pronouncements” of our annual financial statements.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

            The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2019 annual meeting of stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.mirati.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the amendment or waiver on our website.

Item 11.     Executive Compensation

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2019 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2019 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2019 annual meeting of stockholders.

Item 14.     Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2019 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

INDEX TO EXHIBITS

Exhibit number	Description of Document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws. (7)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(8)
4.3	Form of Warrant to Purchase Common Stock (11)
4.4	Form of Warrant to Purchase Common Stock (15)
10.1	Form of Securities Purchase Agreement relating to the 2011 private placement.(1)
10.2	Form of Securities Purchase Agreement relating to the 2012 private placement.(1)
10.3+	Amended and Restated Incentive Stock Option Plan.(1)
10.4+	Amended and Restated 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.
10.5+	Form of 2013 Employee Stock Purchase Plan.(1)
10.6*	Collaboration and License Agreement, dated October 16, 2003, by and between MethylGene Inc. and Taiho Pharmaceutical Co. Ltd.(1)
10.7*	Amendment Number One to Collaboration and License Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd.(1)
10.8*	Letter Agreement, dated January 25, 2005, by and between MethylGene Inc. and Taiho Pharmaceutical Co., Ltd., relating to Collaboration and License Agreement dated October 16, 2003.(1)
10.9+	Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum.(1)
10.10+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum.(3)
10.11	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (5)
10.12	First Amendment to Lease to 9393 Towne Centre Drive, dated March 23, 2017. (9)
10.13+	Letter Agreement, dated August 30, 2013, by and between the Registrant and Dr. Isan Chen.(4)
10.14+	Letter Agreement, dated May 20, 2013, by and between Methylgene Inc. and James Christensen.(6)
10.15+	Form of Indemnity Agreement.(4)
10.16+	Amended and Restated Non-Employee Director Compensation Policy.
10.17+	Letter Agreement, dated September 13, 2016, by and between Mirati Therapeutics, Inc. and Christopher LeMasters.(10)
10.18+	Amendment to Amended and Restated Employment Agreement, dated December 19, 2016, by and between the Registrant and Dr. Charles Baum. (11)
10.19+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Jamie Donadio. (10)
10.20+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Dr. Isan Chen.(10)
10.21+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and James Christensen.(10)
10.22+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Christopher LeMasters.(10)
10.23	Collaboration and License Agreement, dated January 7, 2018, by and among Mirati Therapeutics, Inc., MethylGene Inc. and BeiGene, Ltd.(12)
10.24	Second Amendment to Lease to 9393 Towne Centre Drive, dated April 5, 2018.(13)
10.25	Third Amendment to Lease to 9393 Towne Centre Drive, dated August 2, 2018.(14)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

*	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on July 9, 2013.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-191544), filed with the Securities and Exchange Commission on October 3, 2013.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 11, 2015.

(7)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(8)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(9)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2017.

(10)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017.

(11)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(12)	Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 20, 2018.

(13)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2018.

(14)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2018.

(15)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: February 28, 2019	by:	/s/ Charles M. Baum
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2019	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles M. Baum, M.D., Ph.D. and Jamie A. Donadio as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CHARLES M. BAUM	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Charles M. Baum, M.D., Ph.D.

/S/ JAMIE A. DONADIO	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Jamie A. Donadio

/S/ FAHEEM HASNAIN	Chairman of the Board	February 28, 2019
Faheem Hasnain

/S/ RODNEY LAPPE	Director	February 28, 2019
Rodney Lappe, Ph.D.

/S/ BRUCE L.A. CARTER	Director	February 28, 2019
Bruce L.A. Carter, Ph.D.

/S/ HENRY J. FUCHS	Director	February 28, 2019
Henry J. Fuchs, M.D.

/S/ MICHAEL GREY	Director	February 28, 2019
Michael Grey

/S/ CRAIG JOHNSON	Director	February 28, 2019
Craig Johnson

/S/ MAYA MARTINEZ-DAVIS	Director	February 28, 2019
Maya Martinez-Davis

/S/ AARON DAVIS	Director	February 28, 2019
Aaron Davis

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mirati Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.

San Diego, California
February 28, 2019

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$32,694	$107,703
Short-term investments	190,096	43,134
Other current assets	3,870	4,922
Total current assets	226,660	155,759
Property and equipment, net	473	525
Other long-term assets	1,321	962
Total assets	$228,454	$157,246
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$25,775	$13,644
Deferred revenue	371	—
Total current liabilities	26,146	13,644
Deferred revenue and other liabilities	732	314
Total liabilities	26,878	13,958
Commitments and contingencies (see Note 15)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 32,538,857 and 28,622,886 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	33	29
Additional paid-in capital	751,109	594,407
Accumulated other comprehensive income	9,479	9,479
Accumulated deficit	(559,045)	(460,627)
Total stockholders' equity	201,576	143,288
Total liabilities and stockholders' equity	$228,454	$157,246

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue
License and collaboration revenues	$12,926	$—	$—
Total revenue	12,926	—	—
Expenses
Research and development	$93,872	$58,085	$68,487
General and administrative	21,681	13,450	15,292
Total operating expenses	115,553	71,535	83,779
Loss from operations	(102,627)	(71,535)	(83,779)
Other income, net	4,209	1,105	661
Net loss	$(98,418)	$(70,430)	$(83,118)
Unrealized gain (loss) on available-for-sale investments	$—	$(54)	$(25)
Comprehensive loss	$(98,418)	$(70,484)	$(83,143)
Basic and diluted net loss per share	$(3.19)	$(2.78)	$(4.20)
Weighted average common shares outstanding, basic and diluted	30,897,717	25,290,222	19,787,349

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2016	19,282,935	$19	$415,232	$9,558	$(306,633)	$118,176
Net loss for the year	—	—	—	—	(83,118)	(83,118)
Share-based compensation expense	—	—	10,624	—	—	10,624
Issuance of common stock from ESPP purchase	28,483	—	297	—	—	297
Exercise of options for cash	22,132	—	240	—	—	240
Exercise of warrants for cash	313,756	1	2,114	—	—	2,115
Net exercise of warrants	289,789	—	—	—	—	—
Unrealized loss on investments	—	—	—	(25)	—	(25)
Balance at December 31, 2016	19,937,095	$20	$428,507	$9,533	$(389,751)	$48,309
Net loss for the year	—	—	—	—	(70,430)	(70,430)
Issuance of common stock and warrants, net of issuance costs	7,941,688	8	153,522	—	—	153,530
Share-based compensation expense	—	—	6,786	—	—	6,786
Cumulative effect of accounting change for the adoption of ASU 2016-09	—	—	446	—	(446)	—
Issuance of common stock from ESPP	59,976	—	144	—	—	144
Exercise of options for cash	45,573	—	399	—	—	399
Exercise of warrants for cash	585,729	1	4,603	—	—	4,604
Net exercise of warrants	52,825	—	—	—	—	—
Unrealized loss on investments	—	—	—	(54)	—	(54)
Balance at December 31, 2017	28,622,886	$29	$594,407	$9,479	$(460,627)	$143,288
Net loss for the year	—	—	—	—	(98,418)	(98,418)
Issuance of common stock and warrants, net of issuance costs	3,162,500	3	130,660	—	—	130,663
Share-based compensation expense			15,854	—	—	15,854
Issuance of common stock from ESPP	21,536	—	442	—	—	442
Exercise of options for cash	731,935	1	9,746	—	—	9,747
Balance at December 31, 2018	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(98,418)	$(70,430)	$(83,118)
Non-cash adjustments reconciling net loss to operating cash flows
Depreciation of property and equipment	175	184	180
(Accretion of discount) amortization of premium on investments	(1,320)	(266)	7
Share-based compensation expense	15,854	6,786	10,624
Changes in operating assets and liabilities
Other current assets	1,052	(3,409)	254
Other long-term assets	(359)	3,606	(1,259)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	12,920	(1,177)	5,295
Cash flows used in operating activities	(70,096)	(64,706)	(68,017)
Investing activities:
Purchases of short-term investments	(255,795)	(100,558)	(70,269)
Sales and maturities of short-term investments	110,152	91,988	108,720
Purchases of property and equipment	(122)	(81)	(196)
Cash flows provided by (used in) investing activities	(145,765)	(8,651)	38,255
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	130,663	153,530	—
Proceeds from exercise of common stock options and warrants	9,747	5,003	2,355
Proceeds from issuances under employee stock purchase plan	442	144	297
Cash flows provided by financing activities	140,852	158,677	2,652
Increase (decrease) in cash and cash equivalents	(75,009)	85,320	(27,110)
Cash and cash equivalents, beginning of year	107,703	22,383	49,493
Cash and cash equivalents, end of year	$32,694	$107,703	$22,383

See accompanying notes

Mirati Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. ("MethylGene"), and operates in one business segment, primarily in the United States. The Company's common stock has been listed on the NASDAQ Global Select Market since June 5, 2018, and was previously listed on the NASDAQ Capital Market since July 15, 2013, under the ticker symbol "MRTX."

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed quarterly. Any revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charges for the years ended December 31, 2018, 2017 and 2016.

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payments based on estimated fair value, using the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain estimates and judgmental assumptions that affect the amount of share-based compensation expense recognized in the Company's consolidated financial statements. These assumptions include the historical volatility of the Company's stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal, human resources and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

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

The following table presents the weighted average number of potentially dilutive securities not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Year ended
	December 31,
	2018	2017	2016
Common stock options	1,781,388	38,675	173,776
Common stock warrants	11,631,636	7,534,576	315,834
Total	13,413,024	7,573,251	489,610

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

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the content of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance with ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance in ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and should be applied retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not anticipate that the adoption of ASU 2018-13 will have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. The Company plans to adopt the standard on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elect the package of practical expedients described above. The Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's consolidated balance sheet for real estate operating leases, and expects to recognize lease liabilities ranging from $300,000 to $400,000 on January 1, 2019, with corresponding right-of-use assets of approximately the same amount based on the present value of the remaining minimum rental payments.

4. Investments

The following tables summarize the Company's short-term investments (in thousands):

		As of December 31, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$111,933	$26	$(43)	$111,916
Commercial paper	1 year or less	74,433	—	(24)	74,409
U.S. Treasury bills	1 year or less	3,771	—	—	3,771
		$190,137	$26	$(67)	$190,096

		As of December 31, 2017
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$24,264	$—	$(23)	$24,241
Commercial paper	1 year or less	18,912	—	(19)	18,893
		$43,176	$—	$(42)	$43,134

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2018, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

5. Fair Value Measurements

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1 or 2 within the fair value hierarchy as described in the accounting standards for fair value measurements. The Company has no financial assets or liabilities recorded at fair value which have been classified as Level 3.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,731	$3,731	$—	$—
Money market funds	28,963	28,963	—	—
Total cash and cash equivalents	32,694	32,694	—	—

Short-term investments:
U.S. Treasury bills	3,771	3,771	—	—
Corporate debt securities	111,916	—	111,916	—
Commercial paper	74,409	—	74,409	—
Total short-term investments	190,096	3,771	186,325	—

Total	$222,790	$36,465	$186,325	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,026	$1,026	$—	$—
Money market funds	106,677	106,677	—	—
Total cash and cash equivalents	107,703	107,703	—	—

Short-term investments:
Corporate debt securities	24,241	—	24,241	—
Commercial paper	18,893	—	18,893	—
Total short-term investments	43,134	—	43,134	—

Total	$150,837	$107,703	$43,134	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2018 and 2017. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels for the years ended December 31, 2018 and 2017.

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$1,261	$3,085
Deposits and other receivables	1,841	1,600
Interest receivables	768	237
	$3,870	$4,922

The other long-term assets balance as of December 31, 2018 consists of $1.3 million in deposits paid in conjunction with the Company's research and development activities compared to $1.0 million as of December 31, 2017.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Computer equipment	$201	$329
Office and other equipment	260	301
Laboratory equipment	729	643
Leasehold improvements	63	63
Gross property and equipment	1,253	1,336
Less: Accumulated depreciation	(780)	(811)
Property and equipment, net	$473	$525

The Company incurred depreciation expense of $0.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts payable	$8,531	$4,344
Accrued clinical expense	10,154	5,412
Accrued development and other expense	1,243	867
Accrued compensation and benefits	5,847	3,021
	$25,775	$13,644

The long-term liabilities balance of $0.7 million as of December 31, 2018 consisted of $0.1 million in deferred revenue and $0.6 million in other liabilities. The long-term liabilities of $0.3 million as of December 31, 2017 consisted of $0.3 million in other liabilities.

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
Revenue Recognition
     The Company evaluated the Agreement under Topic 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the Agreement, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including any constraints on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfied each performance obligation.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the year ended December 31, 2018, therefore the Company recognized the full revenue related to this performance obligation in the amount of $9.5 million during the year ended December 31, 2018 as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation.  As such, the Company deferred $0.5 million of revenue related to the manufacturing supply services, and will recognize revenue when BeiGene obtains control of the goods, upon delivery, and which began in late 2018 and will continue into 2020. The Company and BeiGene share equally in the external costs of supplying sitravatinib for clinical development in the Licensed Territory for a limited period of time. The Company records these cost-sharing payments due from BeiGene as license and collaboration revenues. The Company recognized $0.5 million for this performance obligation for the year ended December 31, 2018, of which $0.1 million relates to recognition from the deferred revenue balance, and $0.4 million relates to cost-sharing payments due from BeiGene during 2018. At December 31, 2018, $0.3 million of cost-sharing receivable from BeiGene has been recorded in other current assets on the consolidated balance sheets.

Milestone Payments. During the year ended December 31, 2018, the Company recognized $3.0 million in connection with a milestone payment from BeiGene for initiating the first clinical trial in the Licensed Territory and recorded the milestone payment as license and collaboration revenues. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. The Company determined that as of December 31, 2018, the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control. Therefore, these payments have been fully constrained and are therefore not recognized as revenue. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the year ended December 31, 2018 (in thousands):

Opening balance, January 1, 2018	$—
Revenue from performance obligations satisfied during reporting period	52
Payments received in advance	(533)
Closing Balance, December 31, 2018	$(481)

The closing balance as of December 31, 2018 includes $0.4 million in deferred revenue within current liabilities, and $0.1 million in deferred revenue and other liabilities.

10. Stockholders' Equity

Common Stock

The following shares were reserved for future issuance:

December 31, 2018
Common stock options outstanding and available for future grant	5,574,901
Warrants to purchase common stock	11,817,912
Employee Stock Purchase Plan	157,360
17,550,173

Sale of Common Stock

In June 2018, the Company sold 3,162,500 shares of its common stock at a public offering price of $38.85 per share and sold warrants to purchase up to 421,650 shares of its common stock at a public offering price of $38.849 per warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $130.7 million. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if certain holders' ownership of the Company’s common stock would exceed 9.99 percent for certain holders, and 19.99 percent for other holders, following such exercise.

In November 2017, the Company sold 2,938,986 shares of its common stock at a public offering price of $13.00 per share and sold warrants to purchase up to 4,137,999 shares of its common stock at a public offering price of $12.999 per warrant share. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $86.7 million. In January 2017, the Company sold 5,002,702 shares of its common stock at a public offering price of $5.60 per share and sold warrants to purchase up to 7,258,263 shares of its common stock at a public offering price of $5.599 per warrant share. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $66.8 million. In all cases, the public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if the holder’s ownership of the Company’s common stock would exceed 9.99 percent for certain holders, and 19.99 percent for other holders, following such exercise.

Warrants

As of December 31, 2018, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	7,258,263
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			11,817,912

During the year ended December 31, 2018, no warrants were exercised.

During the year ended December 31, 2017, warrants for 52,825 shares of the Company's common stock were exercised via cashless exercises and 585,729 shares were exercised for cash, generating proceeds of $4.6 million and resulting in the issuance of 638,554 shares of common stock.

During the year ended December 31, 2016, warrants for 289,789 shares of the Company's common stock were exercised via cashless exercises and 313,756 shares were exercised for cash, generating proceeds of $2.1 million and resulting in the issuance of 603,545 shares of common stock.

11. Share-Based Compensation

Equity Incentive Plan

The Company has in place a stock option plan (the "Stock Option Plan") for the benefit of employees, directors, officers and consultants of the Company. In May 2013 our Board of Directors adopted the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by our stockholders in connection with the Arrangement. Our Board of Directors and stockholders approved an amendment to the 2013 Plan in 2017 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2.9 million shares. The 2013 Plan is a continuation of and successor to the Stock Option Plan and no further grants will be made under the Stock Option Plan. As of December 31, 2018, there were approximately 1.9 million stock options available to be issued.

To date, share-based compensation awards under both the Stock Option Plan and the 2013 Plan consist of incentive and non-qualified stock options. Stock options granted under each of the plans must have an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant and generally vest over four years. The Stock Option Plan has a contractual term of seven years and the 2013 Plan has contractual terms ranging from seven to ten years.

The following table summarizes our stock option activity and related information for the year ended December 31, 2018:

	Number of options	Weighted average exercise price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2017	3,304,181	$13.67
Granted	1,261,693	$31.84
Exercised	(731,935)	$13.32
Canceled/forfeited	(150,153)	$22.83
Balance outstanding as of December 31, 2018	3,683,786	$19.59	7.3	$85.6
Options exercisable at December 31, 2018	1,910,058	$16.05	6.1	$50.4

The total intrinsic value of stock options exercised was $18.8 million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company received total cash of $9.7 million, $0.4 million and $0.2 million for the exercise of options for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $8.2 million, $10.6 million and $8.6 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Year ended December 31,
	2018	2017	2016
Research and development expense	$7,232	$3,192	$5,461
General and administrative expense	8,622	3,594	5,163
	$15,854	$6,786	$10,624

For the years ended December 31, 2018, 2017 and 2016, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred as reversal of any share-based compensation expense related to options that will not vest. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average estimated fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6%	2.1%	1.5%
Dividend yield	—%	—%	—%
Volatility factor	94.3%	96.0%	101.7%
Expected term (in years)	6.0	6.0	6.0
Weighted average estimated fair value per share	$24.39	$4.17	$13.32

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

The total compensation cost not yet recognized as of December 31, 2018 related to non-vested option awards was $17.1 million which will be recognized over a weighted-average period of 1.2 years.

2013 Employee Stock Purchase Plan

In May 2013, the Company's Board of Directors adopted the ESPP. The ESPP was approved by the Company's stockholders in connection with the Arrangement. In December 2014, the ESPP became effective and the first purchase period began. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than six months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. As of December 31, 2018, 142,640 shares have been issued out of the plan.

12. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the "Plan") for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company matches up to 4% of an employee's contributions, subject to a limit of $2,500 per year. Expense associated with the Company's matching contribution totaled $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

13. Income Taxes

The Company had no federal income tax expense and immaterial state tax expense for the years ended December 31, 2018, 2017 and 2016.

The differences between the effective income tax rate and the statutory tax rates during the years ended 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net loss before tax	$(98,418)	$(70,430)	$(83,118)
Statutory combined U.S. federal and state tax rate	21.00%	34.00%	34.00%
Statutory federal and state taxes	(20,668)	(23,946)	(28,260)
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	25,959	(4,154)	28,446
Non-deductible share-based compensation	884	695	1,247
Tax deductions for share-based compensation	(2,924)	(80)	(12)
Tax credits	(5,130)	(2,563)	(2,906)
Share issue costs - temporary difference	—	—	(78)
Write off of Methylgene US Inc. net operating loss	—	307	—
Differential in income tax rates of foreign subsidiary	(1)	(169)	261
Change in tax rate	—	303	—
Tax Cuts and Jobs Act	—	28,569	—
Uncertain tax positions	1,283	646	3,921
Return to provision and other true-ups	375	394	(2,619)
Other differences	222	(2)	—
Income tax benefit	$—	$—	$—

Deferred Tax

The following table summarizes the significant components of our deferred tax assets (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Tangible and intangible depreciable assets	$8,123	$17,927
Stock compensation	6,515	4,976
Provisions	1,020	611
Net operating loss carry forwards	74,721	44,598
Capital loss carryforward	178	83
Canada scientific research and experimental development expenditures	5,467	5,467
U.S. research and development tax credits	10,613	7,016
Total gross deferred tax assets	106,637	80,678
Less valuation allowance	(106,637)	(80,678)
Net deferred tax assets	$—	$—

Total valuation allowance increased by $26.0 million for the year ended December 31, 2018. The Company has established a full valuation allowance against its deferred tax assets as of December 31, 2018 due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2018.

For Canadian federal income tax purposes, the Company's Canadian federal scientific research and experimental development expenditures amounted to $19.9 million at December 31, 2018, 2017 and 2016 and for provincial income tax purposes amounted to $21.6 million at December 31, 2018, 2017 and 2016. As operations in Canada ceased during 2014, no expenditures were incurred for the years ended December 31, 2018, 2017 and 2016. These expenditures are available to reduce future taxable income and have an unlimited carry forward period. Scientific research and development expenditures are subject to verification by the taxation authorities, and accordingly, these amounts may vary by a material amount. In addition, the Company has research and development tax credit carryforwards for U.S. federal and state income tax purposes as of December 31, 2018 of $10.6 million and $4.7 million, respectively. The federal credits will begin to expire in 2033 unless utilized and the state credits have an indefinite life.

At December 31, 2018, the Company's net operating loss carry forwards ("NOLs") for U.S. federal and state income taxes were $254.6 million and $77.3 million, respectively and the Company's NOLs for Canadian federal and provincial income tax purposes were $79.9 million and $79.2 million, respectively. The NOLs are available to offset future taxable income from both U.S. federal and state tax sources, as well as Canadian federal and provincial tax sources and the tax benefits of which have not been recognized in the consolidated financial statements. The NOLs expire as follows (in thousands):

	US		Canada
	Federal	State	Federal	Provincial
Expires in:
2030	$—	$—	$5,907	$5,985
2031	—	—	7,059	7,066
2032	—	—	13,308	12,433
2033	2,225	2,232	18,623	19,385
2034	7,276	22,162	32,401	31,809
2035	53,359	52,950	1,084	1,084
2036	23,379	—	777	777
2037	65,509	—	697	697
2038	—	—	7	$7
Does not expire	102,863	—	—	$—
	$254,611	$77,344	$79,863	$79,243

The future utilization of the U.S. federal and state NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "1986 Act") limits a company's ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act. During 2017, the Company completed a study to assess whether an ownership change, as identified by Section 382 of the 1986 Act, had occurred from the Company’s formation through December 31, 2017. The results of the study have been extended until December 31, 2018. Based upon the study, the Company determined an ownership change had occurred during 2017, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2018 would expire solely as a result of annual limitations on the utilization of those attributes. The Canadian Federal and Provincial Tax Acts maintain similar rules in the case of acquisition of control, which may limit the utilization of tax attributes.

The Company files income tax returns in the U.S. (federal and state) and Canada (federal and provincial). The Company’s U.S. operations have not been audited for any open taxation years. The Company has experienced losses for U.S. tax purposes and therefore, the taxation authorities may review any loss year, if and when the losses are utilized.

For Canadian tax purposes, the Company remains subject to federal and provincial audit for the December 31, 2014 and subsequent taxable years. Where tax years remain open, the Company considers it reasonably possible that issues may be raised or tax positions agreed to with the taxation authorities, which may result in increases or decreases of the balance of non-refundable investment tax credits ("ITCs") and NOLs. However, an estimate of such increases and decreases cannot be currently made.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	Federal			Provincial/State
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Unrecognized tax positions, beginning of year	$1,693	$1,095	$509	$7,556	$7,333	$2,274
Gross increase — current period tax positions	924	588	598	454	227	195
Gross decrease — prior period tax positions	—	—	(9)	—	(3)	—
Gross increase — prior period tax positions	—	11	—	—	—	4,866
Expiration of statute of limitations	—	(1)	(3)	—	(1)	(2)
Unrecognized tax positions, end of year	$2,617	$1,693	$1,095	$8,010	$7,556	$7,333

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties on tax matters as of December 31, 2018 and 2017 and the Company had no ongoing tax audits as of December 31, 2018.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made significant changes to U.S. tax laws, including, but not limited to, the following: (a) reducing the federal corporate tax rate from 35% to 21%; (b) eliminating the federal corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1 million. As a result of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2017 by $28.6 million. Due to the Company's full valuation allowance position, there was no net impact on the Company's income tax provision for the year ended December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting related to the accounting relating to the TCJA under Accounting Standards Codification Topic 740, "Income Taxes" ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect before the enactment of the TCJA. The Company has completed its evaluation of the potential impacts of the TCJA on its December 31, 2018 financial statements and there is no impact on the income tax provision due to the full valuation allowance as of December 31, 2018.

14. Investment Tax Credits

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

The Company's non-refundable Canadian federal ITCs as of December 31, 2018 are $3.9 million and relate to scientific research and development expenditures, which may be utilized to reduce Canadian federal income taxes payable in future years. The benefits of the non-refundable Canadian federal ITCs have not been recognized in the financial statements and will be recorded as a reduction of tax expense when realized.

The non-refundable investment tax credits expire as follows (in thousands):

Federal ITC
Expires in:
2030	$764
2031	1,000
2032	1,125
2033	1,018
$3,907

15. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability that results in the Company recording deferred rent over the term of the lease. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement and to extend the term of the original lease for one year through January 31, 2019. On April 5, 2018, the Company entered into a Second Amendment to Lease Agreement to extend the lease term through January 31, 2020. Subsequently, on August 2, 2018, the Company entered into a Third Amendment to Lease Agreement to expand the size of the existing space for an additional base rent of $4,000 per month. All other terms and covenants from the original lease agreement remain unchanged.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2019	$363
2020	30
Thereafter	—
Total minimum lease payments	$393

Total lease expense for the years ended December 31, 2018, 2017 and 2016 was $0.8 million, $0.7 million, and $0.8 million, respectively.

16. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2018 and 2017 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
	3/31/18	6/30/18	9/30/18	12/31/18	December 31, 2018
License and collaboration revenues	$9,467	$—	$—	$3,459	$12,926
Loss from operations	(15,346)	(28,670)	(28,939)	(29,672)	$(102,627)
Net loss	(14,709)	(27,869)	(27,568)	(28,272)	(98,418)
Basic and diluted net loss per share	$(0.51)	$(0.94)	$(0.85)	$(0.87)	$(3.19)
	Three Months Ended				Year Ended
	3/31/17	6/30/17	9/30/17	12/31/17	December 31, 2017
Loss from operations	$(18,090)	$(18,616)	$(16,601)	$(18,228)	$(71,535)
Net loss	(17,846)	(18,339)	(16,350)	(17,895)	(70,430)
Basic and diluted net loss per share	$(0.73)	$(0.74)	$(0.65)	$(0.67)	$(2.78)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

17. Subsequent Event
Sale of Common Stock
In January 2019, the Company sold 1,854,838 shares of its common stock at a public offering price of $62.00 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net proceeds from the transaction of $107.9 million.