Form 10-Q
period 2019-03-31
Mirati Therapeutics, Inc.
filed 2019-04-29
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
(858) 332-3410
(Registrant’s Telephone Number, Including Area Code)
______________________________________________________

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MRTX	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on April 22, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	36,047,127

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,605	$32,694
Short-term investments	226,380	190,096
Other current assets	5,397	3,870
Total current assets	306,382	226,660
Property and equipment, net	429	473
Other long-term assets	2,550	1,321
Total assets	$309,361	$228,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$24,465	$25,775
Deferred revenue and other current liabilities	638	371
Total current liabilities	25,103	26,146
Deferred revenue and other liabilities	704	732
Total liabilities	25,807	26,878
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,029,093 and 32,538,857 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	36	33
Additional paid-in capital	873,838	751,109
Accumulated other comprehensive income	9,637	9,479
Accumulated deficit	(599,957)	(559,045)
Total stockholders’ equity	283,554	201,576
Total liabilities and stockholders’ equity	$309,361	$228,454

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
License and collaboration revenues	$1,244	$9,467
Total revenue	1,244	9,467
Operating expenses
Research and development	$34,240	$19,659
General and administrative	9,762	5,154
Total operating expenses	44,002	24,813
Loss from operations	(42,758)	(15,346)
Other income, net	1,846	637
Net loss	$(40,912)	$(14,709)
Unrealized gain (loss) on available-for-sale investments	158	(288)
Comprehensive loss	$(40,754)	$(14,997)
Basic and diluted net loss per share	$(1.17)	$(0.51)
Weighted average number of shares used in computing net loss per share, basic and diluted	34,980,361	28,843,578

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at January 1, 2019	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576
Net loss for the period	—	—	—	—	(40,912)	(40,912)
Issuance of common stock, net of issuance costs	1,854,838	2	107,881	—	—	107,883
Share-based compensation expense	—	—	11,131	—	—	11,131
Exercise of options for cash	235,398	—	2,668	—	—	2,668
Net exercise of warrants	1,400,000	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	158	—	158
Proceeds from disgorgement of stockholders' short-swing profits	—	—	1,050	—	—	1,050
Balance at March 31, 2019	36,029,093	$36	$873,838	$9,637	$(599,957)	$283,554

Three Months Ended March 31, 2018
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at January 1, 2018	28,622,886	$29	$594,407	$9,479	$(460,627)	$143,288
Net loss for the period	—	—	—	—	(14,709)	(14,709)
Share-based compensation expense	—	—	3,660	—	—	3,660
Exercise of options for cash	402,948	—	5,890	—	—	5,890
Unrealized loss on investments	—	—	—	(288)	—	(288)
Balance at March 31, 2018	29,025,834	$29	$603,957	$9,191	$(475,336)	$137,841

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(40,912)	$(14,709)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	44	41
Accretion of discount on investments	(917)	(162)
Share-based compensation expense	11,131	3,660
Changes in operating assets and liabilities:
Other current assets	(1,528)	502
Other long-term assets	(1,229)	(25)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(1,071)	2,745
Cash flows used in operating activities	(34,482)	(7,948)
Investing activities:
Purchases of short-term investments	(127,458)	(102,820)
Sales and maturities of short-term investments	92,250	17,742
Cash flows used in investing activities	(35,208)	(85,078)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	107,883	—
Proceeds from exercise of common stock options	2,668	5,890
Proceeds from disgorgement of stockholders' short-swing profits	1,050	—
Cash flows provided by financing activities	111,601	5,890
Increase (decrease) in cash and cash equivalents	41,911	(87,136)
Cash and cash equivalents, beginning of period	32,694	107,703
Cash and cash equivalents, end of period	$74,605	$20,567

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered short-term investments and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, and the unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Revenue Recognition

The Company recognizes revenue in connection with a collaboration and license agreement in accordance with the guidance of Revenue From Contracts With Customers, Accounting Standards Codification ("ASC") Topic 606 ("Topic 606). Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  See Note 9 for a complete discussion of the revenue recognition for the Company’s collaboration and license agreement.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended March 31,
	2019	2018
Common stock options	2,316,993	1,458,774
Common stock warrants	11,005,602	11,395,851
Total	13,322,595	12,854,625

3. Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires a lessee to recognize a liability for lease payments (the lease liability) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease was modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP.

The Company adopted ASU 2016-02, using the optional transition method and electing the package of practical expedients described above on January 1, 2019. Due to the adoption, the Company recognized a new lease liability on the Company's consolidated balance sheet for its operating lease of office and lab space of $367,000 on January 1, 2019, with a corresponding right-of-use asset of the same amount based on the present value of the remaining minimum rental payments. See Note 11 for further discussion.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. This ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. Effective January 1, 2019, the Company adopted the provisions of ASU 2017-11. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

On August 17, 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present the changes in stockholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC indicated it would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company has included a condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2019 and 2018 in the Company's consolidated financial statements included herein.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the content of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance with ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance in ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and should be applied retrospectively. The Company elected to early adopt this guidance effective January 1, 2019. The adoption had no impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

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

4. Short-term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of March 31, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$91,173	$75	$(4)	$91,244
Commercial paper	1 year or less	114,219	44	(1)	114,262
U.S. Treasury bills	1 year or less	18,881	5	—	18,886
Other sovereign securities	1 year or less	1,988	—	—	1,988
		$226,261	$124	$(5)	$226,380

		As of December 31, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$111,933	$26	$(43)	$111,916
Commercial paper	1 year or less	74,433	—	(24)	74,409
U.S. Treasury bills	1 year or less	3,771	—	—	3,771
		$190,137	$26	$(67)	$190,096

The Company has classified all of its investment securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2019, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$1,909	$1,909	$—	$—
Money market funds	72,696	72,696	—	—
Total cash and cash equivalents	74,605	74,605	—	—

Short-term investments:
U.S. Treasury bills	18,886	18,886	—	—
Corporate debt securities	91,244	—	91,244	—
Commercial paper	114,262	—	114,262	—
Other sovereign securities	1,988	—	1,988	—
Total short-term investments	226,380	18,886	207,494	—

Total	$300,985	$93,491	$207,494	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$3,731	$3,731	$—	$—
Money market funds	28,963	28,963	—	—
Total cash and cash equivalents	32,694	32,694	—	—

Short-term investments:
U.S. Treasury bills	3,771	3,771	—	—
Corporate debt securities	111,916	—	111,916	—
Commercial paper	74,409	—	74,409	—
Total short-term investments	190,096	3,771	186,325	—
Total	$222,790	$36,465	$186,325	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2019 and December 31, 2018. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid expenses	$1,333	$1,261
Deposits and other receivables	2,985	1,841
Interest receivables	792	768
Right-of-use asset	287	—
	$5,397	$3,870

The other long-term assets balance consisted of $2.6 million and $1.3 million in deposits paid in conjunction with the Company's research and development activities as of March 31, 2019 and December 31, 2018, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Computer equipment	$201	$201
Office and other equipment	260	260
Laboratory equipment	729	729
Leasehold improvements	63	63
Gross property and equipment	1,253	1,253
Less: Accumulated depreciation	(824)	(780)
Property and equipment, net	$429	$473
The Company incurred immaterial depreciation expense for both the three months ended March 31, 2019 and 2018.

8. Accounts payable, accrued liabilities and long-term liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Accounts payable	$10,067	$8,531
Accrued clinical expense	10,506	10,154
Accrued development and other expense	1,454	1,243
Accrued compensation and benefits	2,438	5,847
	$24,465	$25,775
The long-term liabilities balance of $0.7 million as of March 31, 2019 consisted primarily of other liabilities. As of December 31, 2018 the long-term liabilities balance of $0.7 million consisted of $0.1 million in deferred revenue and $0.6 million in other liabilities.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The transfer of the license and associated know-how to BeiGene was completed during the three months ended March 31, 2018. The Company recognized no revenue associated with the license and know-how during the three months ended March 31, 2019 and recognized $9.5 million during the three months ended March 31, 2018 as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation.  As such, the Company deferred $0.5 million of the transaction price related to the manufacturing supply services. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and will continue into 2020. The Company recognized $1.2 million as license and collaboration revenues for this performance obligation for the three months ended March 31, 2019, of which $1.1 million relates to cost-sharing payments due from BeiGene and $0.1 million relates to recognition from the deferred revenue balance. No revenue related to the manufacturing supply services obligation was recognized during the three months ended March 31, 2018. At March 31, 2019, $1.1 million of cost-sharing receivable from BeiGene was recorded in other current assets on the condensed consolidated balance sheets.

Milestone Payments. The Company is entitled to development milestones under the agreement. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. No milestone payments were earned during the three months ended March 31, 2019 or 2018. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2019 or 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the three months ended March 31, 2019 (in thousands):

Opening balance, January 1, 2019	$(481)
Revenue from performance obligations satisfied during reporting period	108
Closing Balance, March 31, 2019	$(373)

The closing balance represents deferred revenue and is classified primarily within current liabilities at March 31, 2019.

10. Warrants

As of March 31, 2019, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	5,858,238
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			10,417,887

During the three months ended March 31, 2019, 1,400,025 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 1,400,000 shares of common stock. During the three months ended March 31, 2018, no warrants were exercised.

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

The Company's building lease is considered to be an operating lease. The lease agreement indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease obligations. As of March 31, 2019, the condensed consolidated balance sheet includes a $0.3 million operating lease right-of-use asset within other current assets, and a $0.3 million operating lease liability in deferred revenue and other current liabilities. For the three months ended March 31, 2019, the Company recorded $0.1 million in operating lease cost and the building lease has a remaining lease term of approximately one year from March 31, 2019. As of March 31, 2019, remaining lease payments on an undiscounted basis are $0.3 million for 2019 and an immaterial amount for 2020.

12. Stockholders' Equity

Sale of Common Stock
In January 2019, the Company sold 1,854,838 shares of its common stock at a public offering price of $62.00 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net cash proceeds from the transaction of $107.9 million.

Share-based Compensation

Total share-based compensation expense by statement of operations classification is presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expense	$5,157	$1,493
General and administrative expense	5,974	2,167
	$11,131	$3,660

During the three months ended March 31, 2019, 235,398 shares were issued pursuant to stock option exercises, generating net proceeds of $2.7 million. During the three months ended March 31, 2018, 402,948 shares were issued pursuant to stock option exercises, generating net proceeds of $5.9 million.

Disgorgement Proceeds

In January 2019, the Company received a payment of $1.1 million representing a disgorgement of short-swing profits from the sale of common stock by a beneficial owner pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution from stockholders and reflected a corresponding increase to additional paid-in capital.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission ("SEC").
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

Overview

Company Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. Our precision oncology clinical programs utilize genomic testing to identify and select cancer patients who we believe would be most likely to benefit from targeted treatment. In immuno-oncology, we are advancing a clinical program where our product candidate has the potential to improve the immune environment of tumor cells and enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our KRAS inhibitor program is focused on developing novel inhibitors of KRAS mutations and includes one clinical program and a preclinical program. We also have additional preclinical programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical programs consist of two product candidates: sitravatinib, a multi-kinase inhibitor, and MRTX849, a KRAS G12C inhibitor. We have several early discovery programs, including a preclinical program for a KRAS G12D inhibitor.

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

As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients with non-small cell lung cancer ("NSCLC") who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. ("BeiGene") who are evaluating sitravatinib in combination with tislelizumab, BeiGene's investigational anti-PD-1 checkpoint inhibitor in a number of advanced solid tumors.

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

We held an end of Phase 2 meeting with the U.S. Food and Drug Administration ("FDA") in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on feedback received from the FDA, early in the second quarter of 2019 we expect to initiate a Phase 3 randomized clinical trial in second-line NSCLC patients. The Phase 3 clinical trial is comparing the combination of sitravatinib plus nivolumab to docetaxel in patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor. Ultimately, we expect the results of this clinical trial to enable a new drug application (“NDA”) submission for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen in combination with a checkpoint inhibitor. This Phase 3 clinical trial will include an interim analysis of objective response rates (which we expect to complete by the end of 2020) as a surrogate endpoint to serve as the basis for a potential NDA submission seeking accelerated approval in the United States. The primary endpoint of the final analysis for the Phase 3 clinical trial (which we expect to complete by the end of 2021) will be overall survival.

On January 7, 2019, we announced a clinical collaboration with BMS in connection with the aforementioned Phase 3 clinical trial. Under the terms of the collaboration, Mirati will sponsor and fund the clinical trial and BMS will provide nivolumab at no cost. In certain specified cases, BMS will have an exclusive right to negotiate a commercial agreement with us for a limited period of time with respect to developing and commercializing sitravatinib worldwide excluding certain territories in Asia, Australia and New Zealand. We maintain global development and commercial rights to sitravatinib outside of certain Asian territories, where we have partnered with BeiGene, and we are free to develop the program in combination with other agents.

During the third quarter of 2018, we initiated an open label Phase 2 clinical trial of sitravatinib in combination with nivolumab in patients with advanced or metastatic urothelial carcinoma who previously failed treatment with an immune checkpoint inhibitor. We expect to receive initial data from this clinical trial in the second half of 2019.

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

Program update

On October 21, 2018, we reported data from this Phase 1b clinical trial in a presentation at ESMO. The presentation provided an update from the pre-planned expansion cohort of the Phase 1b clinical trial of single agent sitravatinib in patients with CBL inactivating mutations. CBL mutations are present in approximately 1.5% of NSCLC tumors, 3.5% of melanoma tumors, and 2% of cancers of unknown origin. As of the data cut-off on September 4, 2018, eight patients were evaluable:

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

KRAS Inhibitor Program

Background

The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family occur in up to approximately 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (approximately 85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Our KRAS inhibitor program is focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We intend to pursue development of our KRAS G12C inhibitor program in both single agent and rational combination approaches to maximize the potential market opportunity.

Program Update

Our lead KRAS G12C compound, MRTX849, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations which are present in approximately 14% of NSCLC adenocarcinoma patients, 4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers. Single agent treatment with MRTX849 has shown complete regression in a subset of

KRAS G12C-positive human tumor models implanted in mice. We received FDA authorization of our Investigational New Drug Application for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable rapid expansion of the single agent cohorts and could potentially serve as the basis of an NDA filing for accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we plan to expand into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. We expect to report early clinical results in the second half of 2019. We also have a preclinical program targeting KRAS G12D mutations and expect to identify a clinical candidate by the fourth quarter of 2019.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the significant items within our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,		Increase
	2019	2018	(Decrease)
License and collaboration revenues	$1,244	$9,467	$(8,223)

Research and development expenses	$34,240	$19,659	$14,581
General and administrative expenses	9,762	5,154	4,608
Other income, net	1,846	637	1,209

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. License and collaboration revenues for the three months ended March 31, 2019 were $1.2 million and relate to revenues earned related to a manufacturing supply services agreement with BeiGene. License and collaboration revenues for the three months ended March 31, 2018 were $9.5 million and relate to the transfer of the license and associated know-how to BeiGene.

Research and development expenses

Research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in research and development functions;

•
fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies;

•	fees paid to contract services related to drug discovery efforts including chemistry and biology services; and

•	costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs and preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib, MRTX849, and our preclinical programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing our sitravatinib, MRTX849 and our preclinical KRAS G12D program, or any of our other preclinical programs, into more advanced stages of clinical development.

Our research and development efforts during the three months ended March 31, 2019 and 2018 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three months ended March 31,		Increase
	2019	2018	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	13,729	7,148	6,581
MRTX849	4,622	—	4,622
Mocetinostat	689	1,373	(684)
Glesatinib	400	2,099	(1,699)
Pre-clinical development programs:
KRAS inhibitors	4,438	3,689	749
Preclinical and early discovery	787	348	439
Total third-party research and development expenses	24,665	14,657	10,008
Salaries and other employee related expense	3,816	2,790	1,026
Share-based compensation expense	5,157	1,493	3,664
Other research & development costs	602	719	(117)
Research and development expense	$34,240	$19,659	$14,581
Research and development expenses for the three months ended March 31, 2019 were $34.2 million compared to $19.7 million for the three months ended March 31, 2018. The increase of $14.6 million primarily relates to increases in third-party development expense of $10.0 million, share-based compensation expense of $3.7 million and salaries and other employee related expense of $1.0 million. The increase in third-party research and development expense relates to an increase in expenses associated with development of sitravatinib of $6.6 million and MRTX849 of $4.6 million, offset by decreases in expenses associated with the development of glesatinib and mocetinostat of $1.7 million and $0.7 million, respectively. The increase in development expense for sitravatinib is due to increased manufacturing production expenses, investigator payment expenses, and CRO expenses to support the expansion of existing and new sitravatinib clinical trials. The increase in expenses associated with MRTX849 relates to the Phase 1 clinical trial for this compound which was initiated in the first quarter of 2019 and the costs are comprised largely of manufacturing production expenses and CRO and other clinical trial-related expenses. The decreases in expense associated with glesatinib and mocetinostat are due to the decision to discontinue development for each program. The increase in share-based compensation expense of $3.7 million is due to an increase in the fair value of stock options granted during the three months ended March 31, 2019 compared to the same period in 2018. The increase in salaries and other employee related expense of $1.0 million is primarily due to an increase in the number of research and development employees employed during the three months ended March 31, 2019 compared to the same period in 2018.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended March 31, 2019 and 2018 were $9.8 million and $5.2 million, respectively, resulting in an increase of $4.6 million. The increase is largely due to an increase in share-based compensation expense of $3.8 million due to an increase in the fair value of stock options granted during the three months ended March 31, 2019 compared to the same period in 2018.

Other Income, Net

Other income, net for the three months ended March 31, 2019 was $1.8 million compared to $0.6 million for the same period in 2018 and consists primarily of interest income. The increase primarily reflects higher average cash balances available for investment.

Liquidity and Capital Resources

At March 31, 2019, we had $301.0 million of cash, cash equivalents and short-term investments compared to $222.8 million at December 31, 2018. In January 2019, we completed a public offering of our common stock that generated net cash proceeds of $107.9 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Cash Flows for the Three Months Ended March 31, 2019 and 2018

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(34,482)	$(7,948)
Net cash used in investing activities	(35,208)	(85,078)
Net cash provided by financing activities	111,601	5,890
Increase (decrease) in cash	41,911	(87,136)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was $34.5 million, compared to $7.9 million for the three months ended March 31, 2018, an increase of $26.5 million. Cash used in operating activities during 2019 primarily related to our net loss of $40.9 million, adjusted for non-cash items such as share-based compensation of $11.1 million and net cash inflows from a change in our operating assets and liabilities of $3.8 million. Cash used in operating activities during 2018 primarily related to our net loss of $14.7 million, adjusted for non-cash items such as share-based compensation expense of $3.7 million and net cash outflows from a change in our operating assets and liabilities of $3.2 million.

Net cash used in investing activities

For the three months ended March 31, 2019 and March 31, 2018, investing activities used cash of $35.2 million and $85.1 million, respectively due to purchases of short-term investments, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $111.6 million and consisted of proceeds received from the issuance of common stock, exercise of common stock options, and disgorgement of stockholders' short-swing profits. Net cash provided by financing activities for the three months ended March 31, 2018 was $5.9 million and consisted entirely of proceeds from the exercise of common stock options.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2019.

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

Interest Rate Risk

Some of our short-term investments have market risk in that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. We mitigate credit risk by maintaining a well-diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. We invest our excess cash in accordance with our investment policy.

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on March 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2019 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements

*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $34.2 million and $19.7 million for the three months ended March 31, 2019 and 2018, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended March 31, 2019 and 2018 was $40.9 million and $14.7 million, respectively. As of March 31, 2019, we had an accumulated deficit of $600.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. Sitravatinib is in a Phase 1b single agent clinical trial and a Phase 2 combination clinical trial, and a Phase 3 combination clinical trial is expected to be initiated in the second quarter of 2019. MRTX849 is in a Phase 1/2 clinical trial and we have a KRAS G12D inhibitor preclinical program. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

Based on the information available to us as of March 31, 2019, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 52% of our outstanding common stock. Baker Bros. Advisors, LLC ("Baker Brothers") and Boxer Capital, LLC ("Boxer Capital") and their affiliates collectively own 23% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock(4)
4.3	Form of Warrant to Purchase Common Stock(5)
4.4	Form of Warrant to Purchase Common Stock(6)
5.1	Opinion of Cooley LLP.
10.1*
Clinical Trial Collaboration and Supply Agreement, dated January 3, 2019, by and between Mirati Therapeutics, Inc. and Bristol-Myers Squibb Company, and related Supply/Quality Addendum dated March 29, 2019.

10.2*
Drug Discovery Collaboration Option Agreement, dated October 1, 2014, by and between Mirati Therapeutics, Inc. and Array BioPharma Inc., and related amendments dated August 13, 2015, November 9, 2015, February 13, 2016, and August 24, 2018.

23.1	Consent of Cooley LLP (included in Exhibit 5.1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

*
Certain portions of this exhibit (indicated by "[***]") have been omitted as Mirati Therapeutics, Inc. has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Mirati Therapeutics, Inc. if publicly disclosed.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.'s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: April 29, 2019	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2019	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)