Form 10-Q
period 2019-06-30
Mirati Therapeutics, Inc.
filed 2019-08-05
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

  ☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35921
______________________________________________________
Mirati Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Delaware	46-2693615
(State of Incorporation)	(I.R.S. Employer Identification No.)
9393 Towne Centre Drive, Suite 200
San Diego	92121
California	(Zip Code)
(Address of Principal Executive Offices)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on July 30, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	39,296,117

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$252,092	$32,694
Short-term investments	233,435	190,096
Other current assets	10,183	3,870
Total current assets	495,710	226,660
Property and equipment, net	443	473
Other long-term assets	5,303	1,321
Total assets	$501,456	$228,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$27,685	$25,775
Deferred revenue and other current liabilities	529	371
Total current liabilities	28,214	26,146
Deferred revenue and other liabilities	761	732
Total liabilities	28,975	26,878
Commitments and contingencies (see Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,551,426 and 32,538,857 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	39	33
Additional paid-in capital	1,108,306	751,109
Accumulated other comprehensive income	9,788	9,479
Accumulated deficit	(645,652)	(559,045)
Total stockholders’ equity	472,481	201,576
Total liabilities and stockholders’ equity	$501,456	$228,454

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
License and collaboration revenues	$577	$—	$1,821	$9,467
Total revenue	577	—	1,821	9,467
Operating expenses
Research and development	$38,324	$23,829	$72,564	$43,488
General and administrative	9,894	4,841	19,656	9,995
Total operating expenses	48,218	28,670	92,220	53,483
Loss from operations	(47,641)	(28,670)	(90,399)	(44,016)
Other income, net	1,946	801	3,792	1,438
Net loss	$(45,695)	$(27,869)	$(86,607)	$(42,578)
Unrealized gain (loss) on available-for-sale investments	151	154	309	(134)
Comprehensive loss	$(45,544)	$(27,715)	$(86,298)	$(42,712)
Basic and diluted net loss per share	$(1.26)	$(0.94)	$(2.43)	$(1.45)
Weighted average number of shares used in computing net loss per share, basic and diluted	36,173,605	29,757,986	35,580,279	29,303,308

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at April 1, 2019	36,029,093	$36	$873,838	$9,637	$(599,957)	$283,554
Net loss for the period	—	—	—	—	(45,695)	(45,695)
Issuance of common stock, net of issuance costs	2,415,000	3	219,924	—	—	219,927
Share-based compensation expense	—	—	12,589	—	—	12,589
Issuance of common stock from 2013 Employee Stock Purchase Plan ("ESPP")	9,844	—	323	—	—	323
Exercise of options for cash	97,489	—	1,632	—	—	1,632
Unrealized gain on investments	—	—	—	151	—	151
Balance at June 30, 2019	38,551,426	$39	$1,108,306	$9,788	$(645,652)	$472,481

Three Months Ended June 30, 2018
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at April 1, 2018	29,025,834	$29	$603,957	$9,191	$(475,336)	$137,841
Net loss for the period	—	—	—	—	(27,869)	(27,869)
Issuance of common stock and warrants, net of issuance costs	3,162,500	3	130,657	—	—	130,660
Share-based compensation expense	—	—	3,874	—	—	3,874
Issuance of common stock from ESPP	14,246	—	202	—	—	202
Exercise of options for cash	110,860	—	1,482	—	—	1,482
Unrealized gain on investments	—	—	—	154	—	154
Balance at June 30, 2018	32,313,440	$32	$740,172	$9,345	$(503,205)	$246,344

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at January 1, 2019	32,538,857	$33	$751,109	$9,479	$(559,045)	201,576
Net loss for the period	—	—	—	—	(86,607)	(86,607)
Issuance of common stock, net of issuance costs	4,269,838	5	327,805	—	—	327,810
Share-based compensation expense	—	—	23,720	—	—	23,720
Issuance of common stock from ESPP	9,844	—	323	—	—	323
Exercise of options for cash	332,887	—	4,300	—	—	4,300
Proceeds from disgorgement of stockholders' short-swing profits	—	—	1,050	—	—	1,050
Net exercise of warrants	1,400,000	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	309	—	309
Balance at June 30, 2019	38,551,426	$39	$1,108,306	$9,788	$(645,652)	$472,481

Six Months Ended June 30, 2018
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at January 1, 2018	28,622,886	$29	$594,407	$9,479	$(460,627)	$143,288
Net loss for the period	—	—	—	—	(42,578)	(42,578)
Issuance of common stock and warrants, net of issuance costs	3,162,500	3	130,657	—	—	130,660
Share-based compensation expense	—	—	7,534	—	—	7,534
Issuance of common stock from ESPP	14,246	—	202	—	—	202
Exercise of options for cash	513,808	—	7,372	—	—	7,372
Unrealized loss on investments	—	—	—	(134)	—	(134)
Balance at June 30, 2018	32,313,440	$32	$740,172	$9,345	$(503,205)	$246,344

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(86,607)	$(42,578)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	99	80
Accretion of discount on investments	(1,964)	(376)
Share-based compensation expense	23,720	7,534
Changes in operating assets and liabilities:
Other current assets	(6,313)	1,510
Other long-term assets	(3,982)	(184)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	2,097	4,885
Cash flows used in operating activities	(72,950)	(29,129)
Investing activities:
Purchases of short-term investments	(212,666)	(151,336)
Sales and maturities of short-term investments	171,600	40,492
Purchases of property, plant, and equipment	(69)	—
Cash flows used in investing activities	(41,135)	(110,844)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	327,810	130,660	(1)
Proceeds from exercise of common stock options	4,300	7,371
Proceeds from disgorgement of stockholders' short-swing profits	1,050	—
Proceeds from stock issuances under employee stock purchase plan	323	202
Cash flows provided by financing activities	333,483	138,233
Increase (decrease) in cash and cash equivalents	219,398	(1,740)
Cash and cash equivalents, beginning of period	32,694	107,703
Cash and cash equivalents, end of period	$252,092	$105,963
(1) Proceeds in 2018 include warrants to purchase up to 421,650 shares of the Company's common stock at a public offering price of $38.849 per warrant, net of issuance costs.

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

Revenue Recognition

The Company recognizes revenue in connection with a collaboration and license agreement in accordance with the guidance of Revenue From Contracts With Customers, Accounting Standards Codification ("ASC") Topic 606 ("Topic 606"). Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  See Note 9 for a complete discussion of the revenue recognition for the Company’s collaboration and license agreement.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock options	2,371,908	1,766,047	2,347,335	1,646,198
Common stock warrants	10,417,753	11,488,628	10,710,055	11,442,505
Total	12,789,661	13,254,675	13,057,390	13,088,703

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

On August 17, 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present the changes in stockholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC indicated it would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company began including a condensed consolidated statement of changes in stockholders' equity in the Company's consolidated financial statements for the three months ended March 31, 2019 and 2018, and has included a condensed consolidated statement of changes in stockholders' equity in the Company's consolidated financial statements for the three and six months ended June 30, 2019 and 2018 herein.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

4. Short-term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of June 30, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$116,958	$156	$(5)	$117,109
Commercial paper	1 year or less	89,293	93	—	89,386
U.S. Treasury bills	1 year or less	18,921	25	—	18,946
U.S. Agency bonds	2 years or less	6,000	—	(2)	5,998
Other sovereign securities	1 year or less	1,995	1	—	1,996
		$233,167	$275	$(7)	$233,435

		As of December 31, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$111,933	$26	$(43)	$111,916
Commercial paper	1 year or less	74,433	—	(24)	74,409
U.S. Treasury bills	1 year or less	3,771	—	—	3,771
		$190,137	$26	$(67)	$190,096

The Company has classified all of its investment securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2019, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$1,310	$1,310	$—
Money market funds	250,782	250,782	—
Total cash and cash equivalents	252,092	252,092	—

Short-term investments:
U.S. Treasury bills	18,946	18,946	—
Corporate debt securities	117,109	—	117,109
Commercial paper	89,386	—	89,386
U.S. Agency bonds	5,998	—	5,998
Other sovereign securities	1,996	—	1,996
Total short-term investments	233,435	18,946	214,489
Total	$485,527	$271,038	$214,489

	December 31, 2018
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$3,731	$3,731	$—
Money market funds	28,963	28,963	—
Total cash and cash equivalents	32,694	32,694	—

Short-term investments:
U.S. Treasury bills	3,771	3,771	—
Corporate debt securities	111,916	—	111,916
Commercial paper	74,409	—	74,409
Total short-term investments	190,096	3,771	186,325
Total	$222,790	$36,465	$186,325

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2019 and December 31, 2018. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2019 or the year ended December 31, 2018.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid expenses	$5,893	$1,261
Deposits and other receivables	3,246	1,841
Interest receivable	840	768
Right-of-use asset	204	—
	$10,183	$3,870

The other long-term assets balance consisted of $5.3 million and $1.3 million in deposits paid in conjunction with the Company's research and development activities as of June 30, 2019 and December 31, 2018, respectively.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Computer equipment	$201	$201
Office and other equipment	329	260
Laboratory equipment	729	729
Leasehold improvements	63	63
Gross property and equipment	1,322	1,253
Less: Accumulated depreciation	(879)	(780)
Property and equipment, net	$443	$473

The Company incurred immaterial depreciation expense for both the three months ended June 30, 2019 and 2018 and $0.1 million for both the six months ended June 30, 2019 and 2018.

8. Accounts payable, accrued liabilities and long-term liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accounts payable	$10,507	$8,531
Accrued clinical expense	11,945	10,154
Accrued development and other expense	1,814	1,243
Accrued compensation and benefits	3,419	5,847
	$27,685	$25,775

The long-term liabilities balance of $0.8 million as of June 30, 2019 consisted primarily of other liabilities. As of December 31, 2018, the long-term liabilities balance of $0.7 million consisted of $0.1 million in deferred revenue and $0.6 million in other liabilities.

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

The Company determined the transaction price is equal to the up-front fee of $10.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. As such, of the up-front fee, the Company allocated $9.5 million to the license to the Company's intellectual property, bundled with the associated know-how, and $0.5 million to the initial obligation to supply sitravatinib for clinical development in the Licensed Territory.

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore during 2018 the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss; no revenue related to this performance obligation was recorded during the three or six months ended June 30, 2019.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and will continue into 2020. The Company recognized $0.6 million as license and collaboration revenues for this performance obligation for the three months ended June 30, 2019, primarily consisting of cost-sharing payments due from BeiGene. The Company recognized $1.8 million as license and collaboration revenues for this performance obligation for the six months ended June 30, 2019, of which $1.6 million relates to cost-sharing payments due from BeiGene and $0.2 million relates to recognition from the deferred revenue balance. No revenue related to the manufacturing supply services obligation was recognized during the three months and six months ended June 30, 2018. At June 30, 2019, $0.5 million of cost-sharing receivable from BeiGene was recorded in other current assets on the condensed consolidated balance sheets.

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

No milestone payments were earned during the three and six months ended June 30, 2019 or 2018. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2019 or 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the six months ended June 30, 2019 (in thousands):

Opening balance, January 1, 2019	$(481)
Revenue from performance obligations satisfied during reporting period	156
Closing balance, June 30, 2019	$(325)

The closing balance represents deferred revenue and is classified within current liabilities at June 30, 2019.

10. Warrants

As of June 30, 2019, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	5,858,238
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			10,417,887

During the three months ended June 30, 2019, no warrants were exercised. During the six months ended June 30, 2019, 1,400,025 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 1,400,000 shares of common stock. During the three and six months ended June 30, 2018, no warrants were exercised.

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

The Company's building lease is considered to be an operating lease. The lease agreement indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease obligations. As of June 30, 2019, the condensed consolidated balance sheet includes a $0.2 million operating right-of-use asset within other current assets, and a $0.2 million operating lease liability in deferred revenue and other current liabilities. For the three and six months ended June 30, 2019, the Company recorded $0.1 million and $0.2 million in operating lease cost, respectively, and the building lease has a remaining lease term of under one year from June 30, 2019. As of June 30, 2019, remaining lease payments on an undiscounted basis are $0.2 million for 2019 and an immaterial amount for 2020.

12. Stockholders' Equity

Sale of Common Stock

In June 2019, the Company sold 2,415,000 shares of its common stock at a public offering price of $97.00 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net cash proceeds from the transaction of $219.9 million.

In January 2019, the Company sold 1,854,838 shares of its common stock at a public offering price of $62.00 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net cash proceeds from the transaction of $107.9 million.

In June 2018, the Company sold 3,162,500 shares of its common stock at a public offering price of $38.85 per share and sold warrants to purchase up to 421,650 shares of its common stock at a public offering price of $38.849 per warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $130.7 million. The public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if certain holders' ownership of the Company’s common stock would exceed 9.99%, following such exercise. Pursuant to the terms of the financing, the Company has an effective resale registration statement on file with the SEC covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expense	$6,611	$1,771	$11,768	$3,264
General and administrative expense	5,978	2,103	11,952	4,270
	$12,589	$3,874	$23,720	$7,534

During the three and six months ended June 30, 2019, 97,489 and 332,887 shares were issued pursuant to stock option exercises, generating net proceeds of $1.6 million and $4.3 million, respectively. During the three and six months ended June 30,

2018, 110,860 and 513,808 shares were issued pursuant to stock option exercises, generating net proceeds of $1.5 million and $7.4 million, respectively.

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

As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients with non-small cell lung cancer ("NSCLC") who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. ("BeiGene") who is evaluating sitravatinib in combination with tislelizumab, BeiGene's investigational anti-PD-1 checkpoint inhibitor in a number of advanced solid tumors.

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

We held an end of Phase 2 meeting with the U.S. Food and Drug Administration ("FDA") in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on feedback received from the FDA, we recently initiated a Phase 3 randomized clinical trial in second-line NSCLC patients. The Phase 3 clinical trial is comparing the combination of sitravatinib plus nivolumab to docetaxel in patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor. Ultimately, we expect the results of this clinical trial to enable a new drug application (“NDA”) submission for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen in combination with a checkpoint inhibitor. This Phase 3 clinical trial will include an interim analysis of objective response rates (which we expect to complete by the end of 2020) as a surrogate endpoint to serve as the basis for a potential NDA submission seeking accelerated approval in the United States. The primary endpoint of the final analysis for the Phase 3 clinical trial (which we expect to complete by the end of 2021) will be overall survival.

On January 7, 2019, we announced a clinical collaboration with BMS in connection with the aforementioned Phase 3 clinical trial. Under the terms of the collaboration, we will sponsor and fund the clinical trial and BMS will provide nivolumab at no cost. In certain specified cases, BMS will have an exclusive right to negotiate a commercial agreement with us for a limited period of time with respect to developing and commercializing sitravatinib worldwide excluding certain territories in Asia, Australia and New Zealand. We maintain global development and commercial rights to sitravatinib outside of certain Asian territories, where we have partnered with BeiGene, and we are free to develop the program in combination with other agents.

During the third quarter of 2018, we initiated an open label Phase 2 clinical trial of sitravatinib in combination with nivolumab in patients with advanced or metastatic urothelial carcinoma who previously failed treatment with an immune checkpoint inhibitor. We expect to report initial data from this clinical trial in the second half of 2019.

During the third quarter of 2018, we also initiated an open label Phase 2 window of opportunity clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer ("RCC"). We expect to report initial data from this clinical trial in the second half of 2019.

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

Program Update

Our lead KRAS G12C compound, MRTX849, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations which are present in approximately 14% of NSCLC adenocarcinoma patients, 4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers. Single agent treatment with MRTX849 has shown complete regression in a subset of KRAS G12C-positive human tumor models implanted in mice. We received FDA authorization of our Investigational New Drug

Application for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable rapid expansion of the single agent cohorts and could potentially serve as the basis of an NDA filing for accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we plan to expand into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. We expect to report early clinical results in the fourth quarter of 2019. We also have a preclinical program targeting KRAS G12D mutations and expect to identify a clinical candidate by the fourth quarter of 2019.

In July 2019, we announced a clinical collaboration agreement with Novartis Pharmaceuticals Corporation ("Novartis") to evaluate the combination of MRTX849 and Novartis' investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and Novartis and Mirati will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
License and collaboration revenues	$577	$—	$577	$1,821	$9,467	$(7,646)

Research and development expenses	$38,324	$23,829	$14,495	$72,564	$43,488	$29,076
General and administrative expenses	9,894	4,841	5,053	19,656	9,995	9,661
Other income, net	1,946	801	1,145	3,792	1,438	2,354

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. License and collaboration revenues for the three and six months ended June 30, 2019 were $0.6 million and $1.8 million, respectively, and relate to revenues earned related to a manufacturing supply services agreement with BeiGene. No license and collaboration revenues were earned for the three months ended June 30, 2018, and $9.5 million in license and collaboration revenues were earned for the six months ended June 30, 2018 which relate to the transfer of the license and associated know-how to BeiGene.

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

We record research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the services have been performed or when the goods have been received. At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs and preclinical programs, we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib, MRTX849, our preclinical KRAS G12D program and our other preclinical programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing our sitravatinib, MRTX849 and our preclinical KRAS G12D program, or any of our other preclinical programs, into more advanced stages of clinical development.

Our research and development efforts during the three and six months ended June 30, 2019 and 2018 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three months ended June 30,		Increase	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	16,152	10,038	6,114	29,882	17,186	12,696
MRTX849	5,789	—	5,789	10,411	—	10,411
Discontinued programs	652	2,758	(2,106)	1,741	6,230	(4,489)
Pre-clinical development programs:
KRAS inhibitors	3,547	5,543	(1,996)	7,985	9,232	(1,247)
Preclinical and early discovery	636	429	207	1,423	777	646
Total third-party research and development expenses	26,776	18,768	8,008	51,442	33,425	18,017
Salaries and other employee related expense	4,126	2,579	1,547	7,942	5,369	2,573
Share-based compensation expense	6,611	1,771	4,840	11,768	3,264	8,504
Other research & development costs	811	711	100	1,412	1,430	(18)
Research and development expense	$38,324	$23,829	$14,495	$72,564	$43,488	$29,076
Research and development expenses for the three months ended June 30, 2019 were $38.3 million compared to $23.8 million for the three months ended June 30, 2018. The increase of $14.5 million primarily relates to increases in third-party development expense of $8.0 million, share-based compensation expense of $4.8 million and salaries and other employee related expense of $1.5 million. The increase in third-party research and development expense relates to an increase in expenses associated with development of sitravatinib of $6.1 million and MRTX849 of $5.8 million, offset by decreases in expenses associated with discontinued programs of $2.1 million. The increase in development expense for sitravatinib is due to increased manufacturing production expenses, investigator payment expenses, and CRO expenses to support the expansion of existing and new sitravatinib clinical trials. The increase in expenses associated with MRTX849 relates to the Phase 1 clinical trial which was initiated in the first quarter of 2019 and the costs are comprised largely of manufacturing production expenses, CRO and other clinical trial-related expenses. The decreases in expenses associated with discontinued programs are due to decisions made in prior years to discontinue development of glesatinib and mocetinostat. The increase in share-based compensation of $4.8 million is due to an increase in the fair value of stock options granted during the three months ended June 30, 2019, compared to the same period in

2018. The increase in salaries and other employee related expense of $1.5 million is primarily due to an increase in the number of research and development employees employed during the three months ended June 30, 2019, compared to the same period in 2018.

Research and development expense for the six months ended June 30, 2019 were $72.6 million compared to $43.5 million for the six months ended June 30, 2018. The increase of $29.1 million relates to increases in third-party research and development expense of $18.0 million, an increase in salaries and other employee related expense of $2.6 million, and an increase in share-based compensation expense of $8.5 million. The increase in third-party research and development expenses, salaries and other employee-related expense, and share-based compensation expense is due to the same factors that influenced similar fluctuations for the three months ended June 30, 2019 described above.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, human resources, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended June 30, 2019 and 2018 were $9.9 million and $4.8 million, respectively, representing an increase of $5.1 million. The increase in expense for the three months ended June 30, 2019 is due to increases in share-based compensation expense of $3.9 million, professional services expense of $0.6 million, salaries and other employee related expense of $0.3 million and facilities and other expense of $0.3 million. The increase in share-based compensation expense is due to an increase in the fair value of stock options granted during the three months ended June 30, 2019, compared to the same period in 2018. The increase in professional services expense is due to an increase in consulting fees. The increase in salaries and other employee related expense and facilities and other expense is due primarily to an increase in the number of general and administrative employees during the three months ended June 30, 2019 compared to the same period in 2018.

General and administrative expenses for the six months ended June 30, 2019 and 2018 were $19.7 million and $10.0 million, respectively, representing an increase of $9.7 million. The increase in expense for the six months ended June 30, 2019 is due to increases in share-based compensation expense of $7.7 million, professional services expense of $0.7 million, other employee related expense of $0.8 million, and facilities and other expense of $0.5 million. The increase in expense for the six months ended June 30, 2019 for each of the categories indicated is due to the same factors that influenced similar fluctuations for the three months ended June 30, 2019.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net for the three months ended June 30, 2019 and 2018 were $1.9 million and $0.8 million, respectively, representing an increase of $1.1 million. Other income, net for the six months ended June 30, 2019 and 2018 were $3.8 million and $1.4 million, respectively, representing an increase of $2.4 million. The increase in both periods primarily reflects higher average cash balances available for investment.

Liquidity and Capital Resources
At June 30, 2019, we had $485.5 million of cash, cash equivalents and short-term investments compared to $222.8 million at December 31, 2018. In June 2019, we completed a public offering of our common stock that generated net proceeds of $219.9 million. In January 2019, we completed a public offering of our common stock that generated net cash proceeds of $107.9 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
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

Cash Flows for the Six Months Ended June 30, 2019 and 2018

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(72,950)	$(29,129)
Net cash used in investing activities	(41,135)	(110,844)
Net cash provided by financing activities	333,483	138,233
Increase (decrease) in cash	219,398	(1,740)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2019 was $73.0 million, compared to $29.1 million for the six months ended June 30, 2018, an increase of $43.8 million. Cash used in operating activities during 2019 primarily related to our net loss of $86.6 million, adjusted for non-cash items such as share-based compensation of $23.7 million and net cash inflows from a change in our operating assets and liabilities of $8.2 million. Cash used in operating activities during 2018 primarily related to our net loss of $42.6 million, adjusted for non-cash items such as share-based compensation expense of $7.5 million and net cash outflows from a change in our operating assets and liabilities of $6.2 million.

Net cash used in investing activities

For the six months ended June 30, 2019 and June 30, 2018, investing activities used cash of $41.1 million and $110.8 million, respectively due to purchases of short-term investments and property, plant, and equipment, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $333.5 million and consisted of proceeds received from the issuance of common stock, exercise of common stock options, disgorgement of stockholders' short-swing profits, and stock issuances under the employee stock option plan. Net cash provided by financing activities for the six months ended June 30, 2018 was $138.2 million and consisted of proceeds from issuance of common stock and pre-funded warrants, exercise of common stock options, and stock issuances under the employee stock option plan.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2019, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2019.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on June 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2019 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $38.3 million and $23.8 million for the three months ended June 30, 2019 and 2018, respectively, and $72.6 million and $43.5 million for the six months ended June 30, 2019 and 2018, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended June 30, 2019 and 2018 was $45.7 million and $27.9 million, respectively, and $86.6 million and $42.6 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $645.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. Sitravatinib is in a Phase 1b single agent clinical trial and a Phase 2 combination clinical trial, and a Phase 3 combination clinical trial was initiated in the second quarter of 2019. MRTX849 is in a Phase 1/2 clinical trial and we have a KRAS G12D inhibitor preclinical program. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

Based on the information available to us as of June 30, 2019, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 71% of our outstanding common stock. Baker Bros. Advisors, LLC ("Baker Brothers") and Boxer Capital, LLC ("Boxer Capital") and their affiliates collectively own 26% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted to Baker Brothers and Boxer Capital each the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock(4)
4.3	Form of Warrant to Purchase Common Stock(5)
4.4	Form of Warrant to Purchase Common Stock(6)
10.1	Amended and Restated 2013 Equity Incentive Plan, as amended, and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: August 5, 2019	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)