Form 10-Q
period 2019-09-30
Mirati Therapeutics, Inc.
filed 2019-11-04
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on October 30, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	39,436,402

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$91,904	$32,694
Short-term investments	362,308	190,096
Other current assets	10,436	3,870
Total current assets	464,648	226,660
Property and equipment, net	536	473
Other long-term assets	5,514	1,321
Total assets	$470,698	$228,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$34,689	$25,775
Deferred revenue and other current liabilities	647	371
Total current liabilities	35,336	26,146
Deferred revenue and other liabilities	873	732
Total liabilities	36,209	26,878
Commitments and contingencies (see Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,367,683 and 32,538,857 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	39	33
Additional paid-in capital	1,124,484	751,109
Accumulated other comprehensive income	9,891	9,479
Accumulated deficit	(699,925)	(559,045)
Total stockholders’ equity	434,489	201,576
Total liabilities and stockholders’ equity	$470,698	$228,454

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
License and collaboration revenues	$988	$—	$2,809	$9,467
Total revenue	988	—	2,809	9,467
Operating expenses
Research and development	$47,362	$23,626	$119,925	$67,114
General and administrative	10,685	5,313	30,340	15,308
Total operating expenses	58,047	28,939	150,265	82,422
Loss from operations	(57,059)	(28,939)	(147,456)	(72,955)
Other income, net	2,786	1,371	6,576	2,809
Net loss	$(54,273)	$(27,568)	$(140,880)	$(70,146)
Unrealized gain (loss) on available-for-sale investments	103	99	412	(35)
Comprehensive loss	$(54,170)	$(27,469)	$(140,468)	$(70,181)
Basic and diluted net loss per share	$(1.38)	$(0.85)	$(3.83)	$(2.31)
Weighted average number of shares used in computing net loss per share, basic and diluted	39,197,213	32,410,407	36,799,173	30,350,389

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at January 1, 2019	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576
Net loss for the period	—	—	—	—	(40,912)	(40,912)
Issuance of common stock, net of issuance costs	1,854,838	2	107,881	—	—	107,883
Share-based compensation expense	—	—	11,131	—	—	11,131
Exercise of options for cash	235,398	—	2,668	—	—	2,668
Proceeds from disgorgement of stockholders' short-swing profits	—	—	1,050	—	—	1,050
Net exercise of warrants	1,400,000	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	158	—	158
Balance at March 31, 2019	36,029,093	$36	$873,838	$9,637	$(599,957)	$283,554
Net loss for the period	—	—	—	—	(45,695)	(45,695)
Issuance of common stock, net of issuance costs	2,415,000	3	219,924	—	—	219,927
Share-based compensation expense	—	—	12,589	—	—	12,589
Issuance of common stock from 2013 Employee Stock Purchase Plan ("ESPP")	9,844	—	323	—	—	323
Exercise of options for cash	97,489	—	1,632	—	—	1,632
Unrealized gain on investments	—	—	—	151	—	151
Balance at June 30, 2019	38,551,426	$39	$1,108,306	$9,788	$(645,652)	$472,481
Net loss for the period	—	—	—	—	(54,273)	(54,273)
Share-based compensation expense	—	—	15,106	—	—	15,106
Exercise of options for cash	91,257	—	1,072	—	—	1,072
Net exercise of warrants	725,000	—	—	—	—	—
Unrealized gain on investments	—	—	—	103	—	103
Balance at September 30, 2019	39,367,683	$39	$1,124,484	$9,891	$(699,925)	$434,489

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2018
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity

	Shares	Amount
Balance at January 1, 2018	28,622,886	$29	$594,407	$9,479	$(460,627)	$143,288
Net loss for the period	—	—	—	—	(14,709)	(14,709)
Share-based compensation expense	—	—	3,660	—	—	3,660
Exercise of options for cash	402,948	—	5,890	—	—	5,890
Unrealized loss on investments	—	—	—	(288)	—	(288)
Balance at March 31, 2018	29,025,834	$29	$603,957	$9,191	$(475,336)	$137,841
Net loss for the period	—	—	—	—	(27,869)	(27,869)
Issuance of common stock and warrants, net of issuance costs	3,162,500	3	130,657	—	—	130,660
Share-based compensation expense	—	—	3,874	—	—	3,874
Issuance of common stock from ESPP	14,246	—	202	—	—	202
Exercise of options for cash	110,860	—	1,482	—	—	1,482
Unrealized gain on investments	—	—	—	154	—	154
Balance at June 30, 2018	32,313,440	$32	$740,172	$9,345	$(503,205)	$246,344
Net loss for the period	—	—	—	—	(27,568)	(27,568)
Share-based compensation expense	—	—	4,058	—	—	4,058
Exercise of options for cash	202,601	1	2,155	—	—	2,156
Unrealized gain on investments	—	—	—	99	—	99
Balance at September 30, 2018	32,516,041	$33	$746,385	$9,444	$(530,773)	$225,089

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(140,880)	$(70,146)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	156	131
Accretion of discount on investments	(2,818)	(757)
Share-based compensation expense	38,826	11,592
Changes in operating assets and liabilities:
Other current assets	(6,566)	1,437
Other long-term assets	(3,873)	(204)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	9,331	8,646
Cash flows used in operating activities	(105,824)	(49,301)
Investing activities:
Purchases of short-term investments	(458,115)	(155,775)
Sales and maturities of short-term investments	289,134	73,729
Purchases of property, plant, and equipment	(220)	(36)
Cash flows used in investing activities	(169,201)	(82,082)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	327,810	130,663	(1)
Proceeds from exercise of common stock options	5,372	9,525
Proceeds from disgorgement of stockholders' short-swing profits	1,050	—
Proceeds from stock issuances under ESPP	323	202
Cash flows provided by financing activities	334,555	140,390
Increase in cash, cash equivalents and restricted cash	59,530	9,007
Cash, cash equivalents and restricted cash, beginning of period	32,694	107,703
Cash, cash equivalents and restricted cash, end of period	$92,224	$116,710

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$91,904	$116,710
Restricted cash included in other long-term assets	320	—
Total cash, cash equivalents and restricted cash	$92,224	$116,710
(1) Proceeds in 2018 include warrants to purchase up to 421,650 shares of the Company's common stock at a public offering price of $38.849 per warrant, net of issuance costs.

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock options	2,487,135	2,215,086	2,398,467	1,835,879
Common stock warrants	9,826,743	11,817,700	10,412,385	11,568,961
Total	12,313,878	14,032,786	12,810,852	13,404,840

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

On August 17, 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present the changes in stockholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC indicated it would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company began including a condensed consolidated statement of changes in stockholders' equity in the Company's consolidated financial statements for the three months ended March 31, 2019 and 2018, and has included a condensed consolidated statement of changes in stockholders' equity in the Company's consolidated financial statements for the nine months ended September 30, 2019 and 2018 herein.

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

4. Short-term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of September 30, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$180,580	$271	$(3)	$180,848
Commercial paper	1 year or less	110,918	67	—	110,985
U.S. Agency bonds	2 years or less	37,500	21	—	37,521
U.S. Treasury bills	1 year or less	32,943	21	(10)	32,954
		$361,941	$380	$(13)	$362,308

		As of December 31, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$111,933	$26	$(43)	$111,916
Commercial paper	1 year or less	74,433	—	(24)	74,409
U.S. Treasury bills	1 year or less	3,771	—	—	3,771
		$190,137	$26	$(67)	$190,096

The Company has classified all of its investment securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2019, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$3,078	$3,078	$—
Money market funds	88,826	88,826	—
Total cash and cash equivalents	91,904	91,904	—

Short-term investments:
U.S. Treasury bills	32,954	32,954	—
Corporate debt securities	180,848	—	180,848
Commercial paper	110,985	—	110,985
U.S. Agency bonds	37,521	—	37,521
Total short-term investments	362,308	32,954	329,354
Total	$454,212	$124,858	$329,354

	December 31, 2018
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$3,731	$3,731	$—
Money market funds	28,963	28,963	—
Total cash and cash equivalents	32,694	32,694	—

Short-term investments:
U.S. Treasury bills	3,771	3,771	—
Corporate debt securities	111,916	—	111,916
Commercial paper	74,409	—	74,409
Total short-term investments	190,096	3,771	186,325
Total	$222,790	$36,465	$186,325

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2019 and December 31, 2018. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2019 or the year ended December 31, 2018.

6. Other current assets and other long-term assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid expenses	$6,230	$1,261
Deposits and other receivables	2,247	1,841
Interest receivable	1,618	768
Right-of-use asset	341	—
	$10,436	$3,870

The other long-term assets balance as of September 30, 2019 consisted of $5.2 million in deposits paid in conjunction with the Company's research and development activities, and $0.3 million for a security deposit in connection with the lease of the Company's future corporate headquarters. As of December 31, 2018, the other long-term assets balance consisted of $1.3 million in deposits paid in conjunction with the Company's research and development activities.

7. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Computer equipment	$201	$201
Office and other equipment	329	260
Laboratory equipment	880	729
Leasehold improvements	63	63
Gross property and equipment	1,473	1,253
Less: Accumulated depreciation	(937)	(780)
Property and equipment, net	$536	$473

The Company incurred immaterial depreciation expense for both the three months ended September 30, 2019 and 2018, and $0.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

8. Accounts payable, accrued liabilities and long-term liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accounts payable	$12,568	$8,531
Accrued clinical expense	14,687	10,154
Accrued development and other expense	2,613	1,243
Accrued compensation and benefits	4,821	5,847
	$34,689	$25,775

The long-term liabilities balance of $0.9 million as of September 30, 2019 consisted primarily of clinical trial-related liabilities. As of December 31, 2018, the long-term liabilities balance of $0.7 million consisted of $0.1 million in deferred revenue and $0.6 million in other liabilities.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore during 2018 the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss; no revenue related to this performance obligation was recorded during the three or nine months ended September 30, 2019.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and will continue into 2020. The Company recognized $1.0 million as license and collaboration revenues for this performance obligation for the three months ended September 30, 2019, primarily consisting of cost-sharing payments due from BeiGene. The Company recognized $2.8 million as license and collaboration revenues for this performance obligation for the nine months ended September 30, 2019, of which $2.6 million relates to cost-sharing payments due from BeiGene and $0.2 million relates to recognition from the deferred revenue balance. No revenue related to the manufacturing supply services obligation was recognized during the three and nine months ended September 30, 2018. At September 30, 2019, $1.0 million of cost-sharing receivable from BeiGene was recorded in other current assets on the condensed consolidated balance sheets.

Milestone Payments. The Company is entitled to development milestones under the agreement. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. No milestone payments were earned during the three and nine months ended September 30, 2019 or 2018. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2019 or 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the nine months ended September 30, 2019 (in thousands):

Opening balance, January 1, 2019	$(481)
Revenue from performance obligations satisfied during reporting period	174
Closing balance, September 30, 2019	$(307)

The closing balance represents deferred revenue and is classified within current liabilities at September 30, 2019.

10. Warrants

As of September 30, 2019, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	5,133,230
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			9,692,879

During the three months ended September 30, 2019, 725,008 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 725,000 shares of common stock. During the nine months ended September 30, 2019, 2,125,033 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 2,125,000 shares of common stock. During the three and nine months ended September 30, 2018, no warrants were exercised.

11. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement and to extend the term of the original lease for one year through January 31, 2019. On April 5, 2018, the Company entered into a Second Amendment to Lease Agreement to extend the lease term through January 31, 2020. On August 2, 2018, the Company entered into a Third Amendment to Lease Agreement to expand the size of the existing space for an additional base rent of $4,000 per month. Subsequently, on August 22, 2019, the Company entered into a Fourth Amendment to Lease Agreement to extend the lease term to approximately October 1, 2020, and to expand the size of the existing space for no additional base rent. All other terms and covenants from the original lease agreement remain unchanged.

The Company's building lease is considered to be an operating lease. The lease agreement indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease obligations. The Company re-measured the operating right-of-use asset and operating lease liability due to the Fourth Amendment to Lease Agreement. As of September 30, 2019, the condensed consolidated balance sheet includes a $0.3 million operating right-of-use asset within other current assets, and a $0.3 million operating lease liability in deferred revenue and other current liabilities. For the three and nine months ended September 30, 2019, the Company recorded $0.1 million and $0.3 million in operating lease cost, respectively, and the building lease has a remaining lease term of approximately one year from September 30, 2019. As of September 30, 2019, remaining lease payments on an undiscounted basis are $0.1 million for 2019 and $0.3 million for 2020.

On August 22, 2019, the Company entered into a new lease agreement for office and laboratory space located in San Diego, California, for the Company's future corporate headquarters. The commencement date of this lease is expected to be September 21, 2020 and will expire October 1, 2030, unless terminated earlier. The base rent for the Company under this lease will be approximately $3.8 million for the first year of the lease, which amount will increase by 3% per year over the lease term. As of September 30, 2019, the Company had not taken control of the space and the lease term had not commenced. Accordingly, no right-of-use asset or lease liability related to the lease has been recorded.

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

In June 2018, the Company sold 3,162,500 shares of its common stock at a public offering price of $38.85 per share and sold warrants to purchase up to 421,650 shares of its common stock at a public offering price of $38.849 per warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $130.7 million. The public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if certain holders' ownership of the Company’s common stock would exceed 9.99% for certain holders or 4.99% for other holders, following such exercise.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$8,648	$1,849	$20,416	$5,113
General and administrative expense	6,458	2,209	18,410	6,479
	$15,106	$4,058	$38,826	$11,592

During the three and nine months ended September 30, 2019, 91,257 and 424,144 shares were issued pursuant to stock option exercises, generating net proceeds of $1.1 million and $5.4 million, respectively. During the three and nine months ended September 30, 2018, 202,601 and 716,409 shares were issued pursuant to stock option exercises, generating net proceeds of $2.2 million and $9.5 million, respectively.

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

During the third quarter of 2018, we initiated an open label Phase 2 clinical trial of sitravatinib in combination with nivolumab in patients with advanced or metastatic urothelial carcinoma who previously failed treatment with an immune checkpoint inhibitor. We expect to report initial data from this clinical trial in the fourth quarter of 2019.

During the third quarter of 2018, we also initiated an open label Phase 2 window of opportunity clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer ("RCC"). We expect to report initial data from this clinical trial in the first half of 2020.

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

In November 2018, we announced the dosing of the first patient under the BeiGene Agreement in a Phase 1b clinical trial to assess the safety and tolerability, pharmacokinetics and preliminary anti-tumor activity of sitravatinib in combination with BeiGene's investigational anti-PD-1 antibody, tislelizumab, in patients with advanced solid tumors. The clinical trial is currently enrolling patients in China and Australia. BeiGene's clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with NSCLC, RCC, hepatocellular cancer, gastric cancer and ovarian cancer. We expect to receive initial proof of concept data from these clinical trials in the fourth quarter of 2019 and the first half of 2020.

KRAS Inhibitor Program

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

MRTX849

Background

MRTX849, our lead KRAS G12C compound, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations which are present in approximately 14% of NSCLC adenocarcinoma patients, 4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers.

Program Update

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

On October 28, 2019, we reported the first clinical data from this phase 1/2 clinical trial in a presentation at the 2019 American Association for Cancer Research-National Cancer Institute-European Organisation for Research and Treatment of Cancer (“AACR-NCI-EORTC”) International Conference on Molecular Targets and Cancer Therapeutics in Boston, Massachusetts. MRTX849 demonstrated clinical activity, including objective responses, in patients with NSCLC and CRC. While the maximum tolerated dose has not yet been established, dose expansion is underway, and the trial continues to enroll patients. The trial has enrolled 17 patients, including 10 patients with NSCLC, four patients with CRC, and three patients with other tumor types. Five dose cohorts have been evaluated: 150 mg, 300 mg, 600 mg, and 1200 mg, taken orally once daily (“QD”), and 600 mg, taken orally twice daily (“BID”). The trial enrolled single patient dose escalation cohorts in an accelerated titration design. Trial objectives include evaluation of safety, tolerability, pharmacodynamics, pharmacokinetics (“PK”) and tumor response evaluated using RECIST v1.1 criteria.

As of the data cut-off date of October 11, 2019, 12 patients across all dose levels were evaluable for response with at least one radiographic scan.

•	At the highest dose (600 mg BID), three of five evaluable patients with NSCLC and one of two evaluable patients with CRC achieved a PR, and the remaining patients experienced stable disease.

•
Across all dose levels, three of six patients with NSCLC and one of four patients with CRC achieved a PR. Two responding patients (one with NSCLC and one with CRC) achieved confirmed PRs, both with continuing tumor shrinkage following their first scan. The other two patients with PRs (both NSCLC) remain on study but have not yet had confirmatory scans.

•	Clinical PK data demonstrated that the dose of 600 mg BID results in drug levels that meet or exceed those likely to lead to full inhibition of KRAS G12C signaling.

•	Treatment duration across all dose levels ranged from 6.7- 38.6 weeks for patients with NSCLC and 9.9-30.1 weeks for patients with CRC as of the data cut-off.

Treatment-related adverse events were primarily grade 1 events. One patient experienced a dose-limiting toxicity ("DLT") at the 1200 mg QD dose (capsule burden intolerance 12 capsules) and one patient experienced a DLT at the 600 mg BID dose (grade 3/4 isolated amylase/lipase increase). The maximum tolerated dose has not yet been established and further dose escalation may be explored. Enrollment into dose expansion at the 600 mg BID dose is underway.

MRTX849 Development in Collaboration with Novartis Pharmaceuticals Corporation ("Novartis")

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of MRTX849 and Novartis' investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and Novartis and Mirati will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
License and collaboration revenues	$988	$—	$988	$2,809	$9,467	$(6,658)

Research and development expenses	$47,362	$23,626	$23,736	$119,925	$67,114	$52,811
General and administrative expenses	10,685	5,313	5,372	30,340	15,308	15,032
Other income, net	2,786	1,371	1,415	6,576	2,809	3,767

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. License and collaboration revenues for the three and nine months ended September 30, 2019 were $1.0 million and $2.8 million, respectively, and relate to revenues earned related to a manufacturing supply services agreement with BeiGene. No license and collaboration revenues were earned for the three months ended September 30, 2018, and $9.5 million in license and collaboration revenues were earned for the nine months ended September 30, 2018 which relate to the transfer of the license and associated know-how to BeiGene.

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

Our research and development efforts during the three and nine months ended September 30, 2019 and 2018 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three months ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	15,168	10,319	4,849	45,049	27,505	17,544
MRTX849	12,476	—	12,476	22,887	—	22,887
Discontinued programs	660	2,217	(1,557)	2,401	8,447	(6,046)
Pre-clinical development programs:
KRAS inhibitors	3,623	4,133	(510)	11,608	13,364	(1,756)
Preclinical and early discovery	865	656	209	2,288	1,433	855
Total third-party research and development expenses	32,792	17,325	15,467	84,233	50,749	33,484
Salaries and other employee related expense	5,139	3,601	1,538	13,081	8,970	4,111
Share-based compensation expense	8,648	1,849	6,799	20,416	5,113	15,303
Other research and development costs	783	851	(68)	2,195	2,282	(87)
Research and development expense	$47,362	$23,626	$23,736	$119,925	$67,114	$52,811
Research and development expenses for the three months ended September 30, 2019 were $47.4 million compared to $23.6 million for the three months ended September 30, 2018. The increase of $23.8 million primarily relates to increases in third-party development expense of $15.5 million, share-based compensation expense of $6.8 million and salaries and other employee related expense of $1.5 million. The increase in third-party research and development expense relates to an increase in expenses associated with development of sitravatinib of $4.8 million and MRTX849 of $12.5 million, offset by decreases in expenses associated with discontinued programs of $1.6 million. The increase in development expense for sitravatinib is due to increased manufacturing production expenses, investigator payment expenses, and CRO expenses to support the expansion of existing and new sitravatinib clinical trials. The increase in expenses associated with MRTX849 relates to the Phase 1 clinical trial which was initiated in the first quarter of 2019 and the costs are comprised largely of manufacturing production expenses, CRO and other clinical trial-related expenses. The decreases in expenses associated with discontinued programs are due to decisions made in prior years to discontinue development of glesatinib and mocetinostat. The increase in share-based compensation of $6.8 million is due to an increase in the fair value of stock options granted during the three months ended September 30, 2019, compared to the same period in 2018. The increase in salaries and other employee related expense of $1.5 million is primarily due to an increase in the number of research and development employees employed during the three months ended September 30, 2019, compared to the same period in 2018.

Research and development expense for the nine months ended September 30, 2019 were $119.9 million compared to $67.1 million for the nine months ended September 30, 2018. The increase of $52.8 million relates to increases in third-party research and development expense of $33.5 million, an increase in salaries and other employee related expense of $4.1 million, and an increase in share-based compensation expense of $15.3 million. The increase in third-party research and development expenses, salaries and other employee-related expense, and share-based compensation expense is due to the same factors that influenced similar fluctuations for the three months ended September 30, 2019 described above.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, human resources, legal and support functions. Other general and administrative expenses include professional fees for auditing and tax services, rent and utilities and insurance.

General and administrative expenses for the three months ended September 30, 2019 and 2018 were $10.7 million and $5.3 million, respectively, representing an increase of $5.4 million. The increase in expense for the three months ended September 30, 2019 is due primarily to an increase in share-based compensation expense of $4.2 million, and to a lesser extent increases in salaries and other employee related expense of $0.5 million and facilities, insurance and other expense of $0.4 million and professional services expense of $0.1 million. The increase in share-based compensation expense is due to an increase in the fair value of stock options granted during the three months ended September 30, 2019, compared to the same period in 2018. The increase in salaries and other employee related expense and facilities and other expense is due primarily to an increase in the number of general and administrative employees during the three months ended September 30, 2019 compared to the same period in 2018. The increase in professional services expense is due to an increase in consulting fees.

General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $30.3 million and $15.3 million, respectively, representing an increase of $15.0 million. The increase in expense for the nine months ended September 30, 2019 is due primarily to an increase in share-based compensation expense of $11.9 million, and to a lesser extent salaries and other employee related expense of $1.3 million, facilities, insurance and other expense of $0.9 million and professional services expense of $0.8 million. The increase in expense for the nine months ended September 30, 2019 for each of the categories indicated is due to the same factors that influenced similar fluctuations for the three months ended September 30, 2019.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net for the three months ended September 30, 2019 and 2018 were $2.8 million and $1.4 million, respectively, representing an increase of $1.4 million. Other income, net for the nine months ended September 30, 2019 and 2018 were $6.6 million and $2.8 million, respectively, representing an increase of $3.8 million. The increase in both periods primarily reflects higher average cash balances available for investment.

Liquidity and Capital Resources
At September 30, 2019, we had $454.2 million of cash, cash equivalents and short-term investments compared to $222.8 million at December 31, 2018. In January 2019 and June 2019, we completed public offerings of our common stock that generated net proceeds of $107.9 million and $219.9 million, respectively. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
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

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(105,824)	$(49,301)
Net cash used in investing activities	(169,201)	(82,082)
Net cash provided by financing activities	334,555	140,390
Increase in cash, cash equivalents and restricted cash	59,530	9,007

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $105.8 million, compared to $49.3 million for the nine months ended September 30, 2018, an increase of $56.5 million. Cash used in operating activities during 2019 primarily related to our net loss of $140.9 million, adjusted for non-cash items such as share-based compensation of $38.8 million and net cash inflows from a change in our operating assets and liabilities of $1.1 million. Cash used in operating activities during 2018 primarily related to our net loss of $70.1 million, adjusted for non-cash items such as share-based compensation expense of $11.6 million and net cash outflows from a change in our operating assets and liabilities of $9.9 million.

Net cash used in investing activities

For the nine months ended September 30, 2019 and September 30, 2018, investing activities used cash of $169.2 million and $82.1 million, respectively due to purchases of short-term investments and property, plant, and equipment, offset by maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $334.6 million and consisted of proceeds received from the issuance of common stock, exercise of common stock options, disgorgement of stockholders' short-swing profits, and stock issuances under the employee stock option plan. Net cash provided by financing activities for the nine months ended September 30, 2018 was $140.4 million and consisted of proceeds from issuance of common stock and pre-funded warrants, exercise of common stock options, and stock issuances under the employee stock option plan.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2019, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2019.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on September 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2019 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $47.4 million and $23.6 million for the three months ended September 30, 2019 and 2018, respectively, and $119.9 million and $67.1 million for the nine months ended September 30, 2019 and 2018, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended September 30, 2019 and 2018 was $54.3 million and $27.6 million, respectively, and $140.9 million and $70.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $699.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Companies that file reports with the Securities and Exchange Commission ("SEC"), including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

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

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act (the "Tax Act") that significantly revises the Internal Revenue Code of 1986, as amended (the "Code"). The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

Our U.S. net operating loss ("NOL"), carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We believe we have experienced at least one ownership change based on past financing transactions and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

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

In some cases, there may be only one or few providers of such services, including manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices ("GCP") regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA goes into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Based on the information available to us as of September 30, 2019, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 52% of our outstanding common stock. Boxer Capital, LLC ("Boxer Capital") and its affiliates collectively own 14% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC ("Baker Brothers") the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, as a thinly traded stock, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Pursuant to our 2013 Equity Incentive Plan (the "2013 Plan"), and our 2013 Employee Stock Purchase Plan (the "ESPP"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our stockholders to experience additional dilution, which could cause our stock price to fall.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock(4)
4.3	Form of Warrant to Purchase Common Stock(5)
4.4	Form of Warrant to Purchase Common Stock(6)
10.1	Lease to 3545 Cray Court, dated August 22, 2019.
10.2	Amended and Restated Fourth Amendment to Lease to 9393 Towne Centre Drive, dated August 22, 2019.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: November 4, 2019	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2019	by:	/s/ Jamie A. Donadio
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)