Form 10-K
period 2019-12-31
Mirati Therapeutics, Inc.
filed 2020-02-26
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K

(Mark one)
   ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

or

  ☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-15803

_____________________________________________________
MIRATI THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________

Delaware	46-2693615
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9393 Towne Centre Drive, Suite 200	92121
San Diego	(Zip Code)
California
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on The Nasdaq Global Select Market) was $2,907 million. All executive officers and directors of the registrant and certain shareholders filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 20, 2020, the registrant had 43,480,402 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be held on May 12, 2020 and which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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

References in this Annual Report on Form 10-K to "we", "our", "us", "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

Item 1.     Business
BUSINESS
Overview
Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. In immuno-oncology, we are advancing our kinase inhibitor clinical program where our product candidate has the potential to improve the immune environment of tumor cells and enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our KRAS inhibitor program is focused on developing novel inhibitors of KRAS mutations and includes one clinical program and a preclinical program. We also have additional preclinical programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical programs consist of two product candidates: MRTX849, a KRAS G12C inhibitor, and sitravatinib, a multi-kinase inhibitor. We have several early discovery programs, including a preclinical program for a KRAS G12D inhibitor.

KRAS Inhibitor Program

The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family occur in up to approximately 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (approximately 85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Our KRAS inhibitor program is focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We intend to pursue development of our KRAS G12C inhibitor program in both single agent and rational combination approaches. We also have a KRAS G12D inhibitor program in preclinical development.

MRTX849

Background

MRTX849, our lead KRAS G12C compound, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations. KRAS G12C mutations are present in approximately 14% of non-small cell lung cancer (“NSCLC”) adenocarcinoma patients, 4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers. Based on observed preclinical attributes, we believe MRTX849 has the potential to be a best-in-class product candidate for the suppression of G12C mutant KRAS signaling. Single agent treatment with MRTX849 has shown complete regression in a subset of KRAS G12C-positive human tumor models implanted in mice.

Program Update

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable rapid expansion of the single agent cohorts and could potentially serve as the basis of a new drug application (“NDA”) submission seeking accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we are expanding into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation.

On October 28, 2019, we reported the first interim clinical data from this Phase 1/2 clinical trial in a presentation at the 2019 American Association for Cancer Research-National Cancer Institute-European Organisation for Research and Treatment of Cancer (“AACR-NCI-EORTC”) International Conference on Molecular Targets and Cancer Therapeutics in Boston, Massachusetts. As of October 11, 2019, the trial had enrolled 17 patients, including 10 patients with NSCLC, four patients with CRC, and three patients with other tumor types. Five dose cohorts have been evaluated: 150 mg, 300 mg, 600 mg, and 1200 mg, taken orally once daily (“QD”), and 600 mg, taken orally twice daily (“BID”). The trial enrolled single patient dose escalation cohorts in an accelerated titration design. Trial objectives include evaluation of safety, tolerability, pharmacodynamics, pharmacokinetics (“PK”) and tumor response evaluated using RECIST v1.1 criteria.

As of the data cut-off date of October 11, 2019, 12 patients across all dose levels were evaluable for response with at least one radiographic scan.

•
At the highest dose (600 mg BID), three of five evaluable patients with NSCLC and one of two evaluable patients with CRC achieved a Partial Response ("PR"), and the remaining patients experienced stable disease.

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

Treatment-related adverse events were primarily grade 1 events. One patient experienced a dose-limiting toxicity ("DLT") at the 1200 mg QD dose (capsule burden intolerance 12 capsules) and one patient experienced a DLT at the 600 mg BID dose (grade 3/4 isolated amylase/lipase increase). The maximum tolerated dose was not established and further dose escalation may be explored. Enrollment into dose expansion at the 600 mg BID dose is underway.

MRTX849 Development in Collaboration with Novartis Pharmaceuticals Corporation ("Novartis")

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of MRTX849 and Novartis’ investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and Novartis and Mirati will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost.

Sitravatinib

Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib is an investigational agent that is being evaluated in combination with immune checkpoint inhibitors.

Sitravatinib in Combination with Immune Checkpoint Inhibitors

Background

Sitravatinib’s potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation. As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients with NSCLC who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. (“BeiGene”) who is evaluating sitravatinib in combination with tislelizumab, BeiGene’s investigational anti-PD-1 checkpoint inhibitor in a number of advanced solid tumors.

Program Update

In an ongoing Phase 2 clinical trial, we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On October 22, 2018, we reported data from this clinical trial at the 2018 European Society of Medical Oncology Congress (“ESMO”), based on a data cutoff date of August 27, 2018. A summary of these data, with response confirmations updated after the data cutoff date, is presented below:

•	56 patients were evaluable for response with at least one radiographic scan. Patients had a median of two lines of previous therapy;

•	45 of 56 evaluable patients demonstrated tumor reductions; 18 of whom demonstrated tumor reductions greater than 30%;

•	11 of 56 evaluable patients achieved a confirmed PR or Complete Response ("CR");

•	26 of 56 evaluable patients remained on treatment at the time of data cut-off including eight responding patients;

•
a preliminary Kaplan-Meier estimate of median duration of response was greater than nine months, with six responding patients treated for more than six months and two responding patients treated for more than 12 months; and

•	the combination has shown an acceptable toxicity profile, and most adverse events reported by investigators were Grade 1 or 2.

We held an end of Phase 2 meeting with the FDA in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on feedback received from the FDA, we initiated in July 2019 a Phase 3 randomized clinical trial in second-line NSCLC patients. The Phase 3 clinical trial is comparing the combination of sitravatinib plus nivolumab to docetaxel in patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor. Ultimately, we expect the results of this clinical trial, if positive, to enable a NDA submission for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen in combination with a checkpoint inhibitor. Enrollment is ongoing in the Phase 3 clinical trial.

In January 2020, we amended the protocol to include third line patients who have received chemotherapy followed by a checkpoint inhibitor, in addition to second line patients treated with a combination of chemotherapy and a checkpoint inhibitor. Based on a data cut of August 27, 2018, from the ongoing Phase 2 study in a similar patient population, the Kaplan-Meier median overall survival was greater than 15 months. We also amended the statistical design to include an interim analysis of overall survival that we believe, if positive, could support an NDA submission seeking full approval. By amending the protocol, the overall sample size decreased from approximately 660 to 530 patients.

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

During the third quarter of 2018, we initiated an open label, multi-cohort Phase 2 clinical trial of sitravatinib in combination with nivolumab in patients with advanced or metastatic urothelial carcinoma. On November 9, 2019, we reported data from this clinical trial at the 2019 Society of Immunotherapy of Cancer (SITC) 34th Annual Meeting, based on a data cutoff of October 17, 2019. Data from Cohort 1 of the trial were presented, where patients must have been previously treated with an immune checkpoint inhibitor and prior platinum-based chemotherapy and had documented disease progression. A summary of these data is presented below:

•	as of the data cut-off date of October 17, 2019, 22 patients were evaluable for response with at least one radiographic scan;

•	6 of 22 evaluable patients achieved a confirmed CR (1 patient) or PR (5 patients);

•	21 of 22 evaluable patients achieved a confirmed CR, PR, or stable disease;

•	4 responding patients had been treated for more than 6 months; and

•	the combination was well-tolerated and most adverse events were Grade 1 or 2.

During the third quarter of 2018, we also initiated an open label Phase 2 clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer (“RCC”).

We recently determined to cease enrollment in the Phase 1b expansion clinical trial evaluating sitravatinib as a single agent in patients with NSCLC and other tumor types who have genetic alterations in Casitas B-lineage Lymphoma.

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

In November 2018, we announced the dosing of the first patient under the BeiGene Agreement in a Phase 1b clinical trial to assess the safety and tolerability, pharmacokinetics and preliminary anti-tumor activity of sitravatinib in combination with BeiGene’s investigational anti-PD-1 antibody, tislelizumab, in patients with advanced solid tumors. The clinical trial is currently enrolling patients in China and Australia. BeiGene’s clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with NSCLC, RCC, hepatocellular cancer, gastric cancer and ovarian cancer. In December 2019, BeiGene reported initial proof of concept data for the ovarian cancer arm of the trial at the 2019 ESMO Immuno-Oncology Congress.

Market and Competition

Market

The National Cancer Institute estimates that in 2019, approximately 228,000 patients in the United States ("U.S.") were diagnosed with lung cancer and 143,000 died due to the disease. Lung cancer represents almost 13% of all new cancer cases in the U.S., and 25% of all cancer deaths. Approximately 85% of lung cancers are NSCLC. The five-year survival rate for lung cancer patients is 19%, indicating a significant need for novel therapies to extend overall survival in this patient population.

The prognosis for advanced NSCLC is poor, and the primary objective of treating late-stage disease is to prolong overall survival, delay disease progression and control symptoms. The treatment algorithm for advanced NSCLC has changed significantly following recent approvals and label expansions of immuno-oncology agents, specifically immune checkpoint inhibitors. In 2015, the FDA approved OPDIVO®, an anti-PD-1 monoclonal antibody, and the first immuno-oncology agent approved for the treatment of squamous NSCLC. The approval of OPDIVO® in NSCLC was subsequently followed by FDA approval of three additional immuno-oncology agents in NSCLC, KEYTRUDA®, TECENTRIQ®, and IMFINZI®. These four agents, approved for multiple indications including NSCLC, accounted for over $16 billion in global sales in 2018.

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

Competition

KRAS G12C

We are aware of three companies with competing clinical-stage direct KRAS G12C inhibitor programs: Amgen, Inc., Eli Lilly and Company, and Johnson & Johnson. In addition to these direct inhibitor competitor programs, other companies with clinical programs that target mutant KRAS include Merck & Co. / Moderna and Boehringer Ingelheim.

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

Oncology

In addition to companies that have kinase inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive, with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to Astellas Pharma Inc., AstraZeneca plc, Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Bristol-Myers Squibb, Eisai Co. Ltd., Eli Lilly and Company, F. Hoffmann- LaRoche Ltd., Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Pfizer, Inc., and Takeda Pharmaceutical Co.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection wherever appropriate for our product candidates, formulations, processes, methods and any other proprietary technologies both in the United States and in other countries. We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2019, we own or co-own U.S. patents and patent applications and their foreign counterparts, including 28 issued U.S. patents, including one for KRAS inhibitors and 11 for sitravatinib and other kinase inhibitors, with expiration dates ranging from 2026 - 2040. In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain a 510(k) clearance or PMA simultaneously with approval of the drug. Based on the draft guidance, and the FDA's past treatment of companion diagnostics, we believe that the FDA will require a PMA for one or more companion diagnostics to identify patient populations suitable for our product candidates. The review of these companion diagnostics in conjunction with the review of our product candidates involves coordination of review by the FDA's Center for Drug Evaluation and Research and by the FDA's Center for Devices and Radiological Health.

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

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Further, we will be required to obtain coverage and reimbursement for any companion diagnostic tests that we develop separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

Other Healthcare Laws and Compliance Requirements

Several other types of state and federal laws restrict certain marketing practices in the pharmaceutical industry. These laws include state and federal anti-kickback, fraud and abuse, false claims, physician payment, sunshine, patient protection and affordable care, privacy and security laws and regulations, as well as laws and regulations regarding providing drug samples. In addition, there have been a number of substantial legislative and regulatory changes to the way healthcare is financed and paid for by both governmental and private insurers, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). There has been, and continues to be, significant developments in, and continued legislative activity around the ACA and related laws. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

Employees

As of December 31, 2019, we had 111 employees located in our offices in San Diego, California. 77 employees are engaged in research and development activities and 34 are in general and administrative functions.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $182.9 million, $93.9 million, and $58.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the years ended December 31, 2019, 2018, and 2017 were $213.3 million, $98.4 million, and $70.4 million respectively. As of December 31, 2019, we had an accumulated deficit of $772.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act or (the “Tax Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. Sitravatinib is in a Phase 3 combination clinical trial, and a Phase 2 combination clinical trial. MRTX849 is in a Phase 1/2 clinical trial and we have a KRAS G12D inhibitor preclinical program. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

We may attempt to obtain FDA approval of MRTX849, sitravatinib or other product candidates through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to await the completion of planned or ongoing clinical trials or conduct additional clinical trials, which could increase the expense of obtaining, and delay the receipt of, necessary approval. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.
Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval. If we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such submission or application will be accepted or that review or approval will be granted on a timely basis, or at all. A failure to obtain accelerated approval would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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

For example, in December 2019, a novel strain of COVID-19, also known as coronavirus, was reported to have surfaced in Wuhan, China. Our business could be adversely impacted by the effects of COVID-19 or other epidemics. Some of our contract manufacturers of clinical trial materials are located in China, and should they experience disruptions, such as temporary closures or suspension of services, our clinical trials could be delayed.

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

Moreover, any regulatory approval of a drug which is eventually obtained may entail limitations on the indicated uses for which that drug may be marketed or on the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GMPs and GCPs for any clinical trials that we conduct post-approval. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. For example, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Furthermore, product approvals may be withdrawn or limited in some way if problems occur following initial marketing or if compliance with regulatory standards is not maintained. Similar restrictions are imposed in foreign markets. Regulatory agencies could become more risk averse to any side effects or set higher standards of safety and efficacy prior to reviewing or approving a product. This could result in a product not being approved.

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

Even if our product candidates are successfully developed and receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors such as private insurers or governments and other funding parties and the medical community. The degree of market acceptance for any of our products will depend on a number of factors, including:

•	demonstration of the clinical efficacy and safety of our products;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the product’s approved labeling;

•	cost-effectiveness and availability of acceptable pricing;

•	competitive product profile versus alternative treatment methods and the superiority of alternative treatment or therapeutics;

•	the effectiveness of marketing and distribution methods and support for the products; and

•	the availability of coverage and adequate reimbursement from third-party payors to the extent that our products receive regulatory approval.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, "ACA") became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there remains judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Drug Supply Chain Security Act, enacted in 2013, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. In the oncology market, our major competitors include, but are not limited to: Amgen, Inc., AstraZeneca plc, Eisai Co. Ltd., Eli Lilly and Company, Exelixis, Inc., F. Hoffman-La Roche Ltd., Johnson & Johnson, Merck & Co. Inc., Nektar Therapeutics, and Novartis AG among others.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Charles M. Baum, M.D., Ph.D., our President and Chief Executive Officer, Isan Chen, M.D., our Executive Vice President and Chief Medical and Development Officer, James Christensen, Ph.D. our Executive Vice President and Chief Scientific Officer, Daniel Faga, our Executive Vice President and Chief Operating Officer, Benjamin Hickey, and our Executive Vice President and Chief Commercial Officer whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these individuals to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

•
federal civil and criminal false claims laws, including the federal False Claims Act which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

•
the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in countries other than the United States, we may be subject to similar laws and regulations in those countries. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including any of our collaborators, is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also materially affect our business.

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

We may be vulnerable to disruption, damage, theft of our intellectual property and financial obligation as a result of system failures.

We are dependent upon our own or third-party information technology systems, infrastructure and data, to operate our business. Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access (including by foreign private parties and state actors), natural disasters, terrorism, war and telecommunication and electrical failure. Cyber-attacks are increasing in their frequency, sophistication and intensity, and the prevalent use of mobile devices that access confidential inform ation increases the risk of data security breaches. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third-party service vendors’ operations could result in a material disruption of our drug discovery and development programs or theft of our intellectual property. In addition, we rely upon third-party contractors and service providers for the hosting, support and/or maintenance of some aspects of our computer hardware, computer software and telecommunications systems. Failure of those contractors and service providers to provide systems and services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs, or loss of confidential or proprietary information. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our drug discovery and development programs may be adversely affected and the further development of our product candidates may be delayed. Furthermore, such disruptions or security breaches could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs.

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

Based on the information available to us as of December 31, 2019, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 57% of our outstanding common stock. Boxer Capital, LLC ("Boxer Capital") and its affiliates collectively own 14% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC ("Baker Brothers") the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Baker Brothers, Boxer Capital or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Pursuant to our 2013 Equity Incentive Plan (the "2013 Plan"), and our 2013 Employee Stock Purchase Plan (the "ESPP"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Pursuant to the Inducement Plan, the Board of Directors is authorized to grant stock options and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our stockholders to experience additional dilution, which could cause our stock price to fall.

Our bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or Bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

This choice of forum provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B.     Unresolved Staff Comments
          None.
Item 2.     Properties
     Our corporate headquarters is located at 9393 Towne Centre Drive, San Diego, California 92121 where we occupy approximately 67,000 square feet of office and lab space. The lease will expire in October 2020. We have also entered into a new lease agreement for office and laboratory space located at 3545 Cray Court, San Diego, California 92121, for the Company's future corporate headquarters, which will commence on September 21, 2020. We believe that our existing facilities are adequate to meet our current needs.
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
On February 20, 2020, the last reported sale price for our common stock on The Nasdaq Global Select Market was $93.98 per share.
As of February 20, 2020, we had 13 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2014 (and the reinvestment of dividends thereafter) in each of (i) Mirati Therapeutic, Inc.’s common stock, (ii) The Nasdaq Composite Index and (iii) The Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mirati Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
Mirati Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table presents selected historical financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

Please read the following selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Statements of Operations Data:
License and collaboration revenues	$3,335	$12,926	$—	$—	$—
Loss from operations	(222,104)	(102,627)	(71,535)	(83,779)	(64,714)
Net loss	(213,256)	(98,418)	(70,430)	(83,118)	(64,544)
Comprehensive loss	(212,846)	(98,418)	(70,484)	(83,143)	(64,507)
Basic and diluted net loss per share	$(5.69)	$(3.19)	$(2.78)	$(4.20)	$(3.82)
Weighted average common shares outstanding, basic and diluted	37,467,505	30,897,717	25,290,222	19,787,349	16,901,826

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$415,050	$222,790	$150,837	$56,734	$122,327
Working capital	375,501	200,514	142,115	44,553	115,604
Total assets	432,200	228,454	157,246	63,444	128,017
Accumulated deficit	(772,301)	(559,045)	(460,627)	(389,751)	(306,633)
Total stockholders' equity	$382,295	$201,576	$143,288	$48,309	$118,176

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

Overview
Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. In immuno-oncology, we are advancing our kinase inhibitor clinical program where our product candidate has the potential to improve the immune environment of tumor cells and enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. Our KRAS inhibitor program is focused on developing novel inhibitors of KRAS mutations and includes one clinical program and a preclinical program. We also have additional preclinical programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical programs consist of two product candidates: MRTX849, a KRAS G12C inhibitor, and sitravatinib, a multi-kinase inhibitor. We have several early discovery programs, including a preclinical program for a KRAS G12D inhibitor.

KRAS Inhibitor Program

The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family occur in up to approximately 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (approximately 85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Our KRAS inhibitor program is focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We intend to pursue development of our KRAS G12C inhibitor program in both single agent and rational combination approaches. We also have a KRAS G12D inhibitor program in preclinical development.

MRTX849

Background

MRTX849, our lead KRAS G12C compound, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations. KRAS G12C mutations are present in approximately 14% of non-small cell lung cancer (“NSCLC”) adenocarcinoma patients, 4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers. Based on observed preclinical attributes, we believe MRTX849 has the potential to be a best-in-class product candidate for the suppression of G12C mutant KRAS signaling. Single agent treatment with MRTX849 has shown complete regression in a subset of KRAS G12C-positive human tumor models implanted in mice.

Program Update

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable rapid expansion of the single agent cohorts and could potentially serve as the basis of a new drug application (“NDA”) submission seeking accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we are expanding into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation.

On October 28, 2019, we reported the first interim clinical data from this Phase 1/2 clinical trial in a presentation at the 2019 American Association for Cancer Research-National Cancer Institute-European Organisation for Research and Treatment of Cancer (“AACR-NCI-EORTC”) International Conference on Molecular Targets and Cancer Therapeutics in Boston, Massachusetts. As of October 11, 2019, the trial had enrolled 17 patients, including 10 patients with NSCLC, four patients with CRC, and three patients with other tumor types. Five dose cohorts have been evaluated: 150 mg, 300 mg, 600 mg, and 1200 mg, taken orally once daily (“QD”), and 600 mg, taken orally twice daily (“BID”). The trial enrolled single patient dose escalation cohorts in an accelerated titration design. Trial objectives include evaluation of safety, tolerability, pharmacodynamics, pharmacokinetics (“PK”) and tumor response evaluated using RECIST v1.1 criteria.

As of the data cut-off date of October 11, 2019, 12 patients across all dose levels were evaluable for response with at least one radiographic scan.

•
At the highest dose (600 mg BID), three of five evaluable patients with NSCLC and one of two evaluable patients with CRC achieved a Partial Response ("PR"), and the remaining patients experienced stable disease.

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

Treatment-related adverse events were primarily grade 1 events. One patient experienced a dose-limiting toxicity ("DLT") at the 1200 mg QD dose (capsule burden intolerance 12 capsules) and one patient experienced a DLT at the 600 mg BID dose (grade 3/4 isolated amylase/lipase increase). The maximum tolerated dose was not established and further dose escalation may be explored. Enrollment into dose expansion at the 600 mg BID dose is underway.

MRTX849 Development in Collaboration with Novartis Pharmaceuticals Corporation ("Novartis")

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of MRTX849 and Novartis’ investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and Novartis and Mirati will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost.

Sitravatinib

Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib is an investigational agent that is being evaluated in combination with immune checkpoint inhibitors.

Sitravatinib in Combination with Immune Checkpoint Inhibitors

Background

Sitravatinib’s potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation. As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients with NSCLC who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. (“BeiGene”) who is evaluating sitravatinib in combination with tislelizumab, BeiGene’s investigational anti-PD-1 checkpoint inhibitor in a number of advanced solid tumors.

Program Update

In an ongoing Phase 2 clinical trial, we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On October 22, 2018, we reported data from this clinical trial at the 2018 European Society of Medical Oncology Congress (“ESMO”), based on a data cutoff date of August 27, 2018. A summary of these data, with response confirmations updated after the data cutoff date, is presented below:

•	56 patients were evaluable for response with at least one radiographic scan. Patients had a median of two lines of previous therapy;

•	45 of 56 evaluable patients demonstrated tumor reductions; 18 of whom demonstrated tumor reductions greater than 30%;

•	11 of 56 evaluable patients achieved a confirmed PR or Complete Response ("CR");

•	26 of 56 evaluable patients remained on treatment at the time of data cut-off including eight responding patients;

•
a preliminary Kaplan-Meier estimate of median duration of response was greater than nine months, with six responding patients treated for more than six months and two responding patients treated for more than 12 months; and

•	the combination has shown an acceptable toxicity profile, and most adverse events reported by investigators were Grade 1 or 2.

We held an end of Phase 2 meeting with the FDA in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on feedback received from the FDA, we initiated in July 2019 a Phase 3 randomized clinical trial in second-line NSCLC patients. The Phase 3 clinical trial is comparing the combination of sitravatinib plus nivolumab to docetaxel in patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor. Ultimately, we expect the results of this clinical trial, if positive, to enable a NDA submission for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen in combination with a checkpoint inhibitor. Enrollment is ongoing in the Phase 3 clinical trial.

In January 2020, we amended the protocol to include third line patients who have received chemotherapy followed by a checkpoint inhibitor, in addition to second line patients treated with a combination of chemotherapy and a checkpoint inhibitor. Based on a data cut of August 27, 2018, from the ongoing Phase 2 study in a similar patient population, the Kaplan-Meier median overall survival was greater than 15 months. We also amended the statistical design to include an interim analysis of overall survival that we believe, if positive, could support an NDA submission seeking full approval. By amending the protocol, the overall sample size decreased from approximately 660 to 530 patients.

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

During the third quarter of 2018, we initiated an open label, multi-cohort Phase 2 clinical trial of sitravatinib in combination with nivolumab in patients with advanced or metastatic urothelial carcinoma. On November 9, 2019, we reported data from this clinical trial at the 2019 Society of Immunotherapy of Cancer (SITC) 34th Annual Meeting, based on a data cutoff of October 17, 2019. Data from Cohort 1 of the trial were presented, where patients must have been previously treated with an immune checkpoint inhibitor and prior platinum-based chemotherapy and had documented disease progression. A summary of these data is presented below:

•	as of the data cut-off date of October 17, 2019, 22 patients were evaluable for response with at least one radiographic scan;

•	6 of 22 evaluable patients achieved a confirmed CR (1 patient) or PR (5 patients);

•	21 of 22 evaluable patients achieved a confirmed CR, PR, or stable disease;

•	4 responding patients had been treated for more than 6 months; and

•	the combination was well-tolerated and most adverse events were Grade 1 or 2.

During the third quarter of 2018, we also initiated an open label Phase 2 clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer (“RCC”).

We recently determined to cease enrollment in the Phase 1b expansion clinical trial evaluating sitravatinib as a single agent in patients with NSCLC and other tumor types who have genetic alterations in Casitas B-lineage Lymphoma.

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

In November 2018, we announced the dosing of the first patient under the BeiGene Agreement in a Phase 1b clinical trial to assess the safety and tolerability, pharmacokinetics and preliminary anti-tumor activity of sitravatinib in combination with BeiGene’s investigational anti-PD-1 antibody, tislelizumab, in patients with advanced solid tumors. The clinical trial is currently enrolling patients in China and Australia. BeiGene’s clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with NSCLC, RCC, hepatocellular cancer, gastric cancer and ovarian cancer. In December 2019, BeiGene reported initial proof of concept data for the ovarian cancer arm of the trial at the 2019 ESMO Immuno-Oncology Congress.

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

Revenue Recognition

Effective January 1, 2017, we adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone selling price, an increase or decrease of 10% in the estimated fair value of each performance obligation would not have a significant impact on the amount of revenue recognized.

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

Share-Based Compensation

We measure and recognize compensation expense for share-based payments based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option- pricing model requires the use of certain estimates and judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated financial statements. These assumptions include the expected volatility of our stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method. If any of the assumptions used in our calculation change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

This section provides an analysis of our financial results for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018. For the discussion covering the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019.

The following table summarizes our results of operations for the year ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
License and collaboration revenues	$3,335	$12,926	$(9,591)
Research and development expenses	182,866	93,872	88,994
General and administrative expenses	42,573	21,681	20,892
Other income, net	8,848	4,209	4,639

License and collaboration revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. License and collaboration revenues for the year ended December 31, 2019 were $3.3 million and relate to revenues earned related to a manufacturing supply services agreement with BeiGene. License and collaboration revenues for the year ended December 31, 2018 were $12.9 million and relate primarily to the transfer of the license and associated know-how to BeiGene, a related milestone achievement under the BeiGene Agreement, as well as revenues earned related to a manufacturing supply services agreement with BeiGene.

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

•	costs for allocated facilities and depreciation of equipment; and

•	license fees paid in connection with our early discovery efforts.

We record research and development expenses as incurred.

Our research and development efforts during the years ended December 31, 2019 and 2018 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses, (in thousands):

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Sitravatinib	$60,952	$38,377	$22,575
MRTX849	46,002	—	46,002
Discontinued programs	2,995	9,608	(6,613)
Preclinical development programs:
KRAS inhibitors	15,316	20,394	(5,078)
Preclinical and early discovery	3,353	2,418	935
Total third-party research and development expenses	128,618	70,797	57,821
Salaries and other employee related expense	19,835	13,182	6,653
Share-based compensation expense	31,024	7,232	23,792
Other research and development expenses	3,389	2,661	728
Research and development expenses	$182,866	$93,872	$88,994

Research and development expenses for the year ended December 31, 2019 were $182.9 million compared to $93.9 million during the year ended December 31, 2018. The increase of $89.0 million during the year ended December 31, 2019 relates to an increase in third-party research and development expenses of $57.8 million, share-based compensation expense of $23.8 million, and salaries and other employee related expense of $6.7 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with the development of MRTX849 of $46.0 million and sitravatinib of $22.6 million, offset by decreases in expenses associated with discontinued programs of $6.6 million. The increase in expenses associated with MRTX849 relates to the Phase 1 clinical trial which was initiated in the first quarter of 2019 and the costs are comprised largely of manufacturing production expenses, CRO and other clinical trial-related expenses. The increase in development expense for sitravatinib is due to increased manufacturing production expenses, investigator payment expenses, and CRO expenses to support the expansion of existing and new sitravatinib clinical trials. The decreases in expenses associated with discontinued programs are due to decisions made in prior years to discontinue development of glesatinib and mocetinostat. The increase in share-based compensation expense of $23.8 million is due to an increase in the fair value of stock options granted during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in salaries and other employee related expense of $6.7 million is primarily due to an increase in the number of research and development employees during the twelve months ended December 31, 2019 compared to the same period in 2018.

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

General and administrative expenses for the year ended December 31, 2019 were $42.6 million compared to $21.7 million for the same period in 2018. The increase of $20.9 million is primarily due to an increase in share-based compensation expense of $15.9 million, and to a lesser extent increases in salaries and other employee related expense of $2.3 million, facilities, insurance and other expense of $1.6 million, and professional services expense of $1.0 million. The increase in share-based compensation expense is due to an increase in the fair value of stock options granted during the year ended December 31, 2019 compared to the same period in 2018. The increase in salaries and other employee related expense, and facilities, insurance and other expense is primarily due to an increase in the number of general and administrative employees during the year ended December 31, 2019 compared to the same period in 2018. The increase in professional services expense is due to an increase in consulting fees.

Other Income, Net

Other income, net consisted primarily of interest income of $8.8 million for the year ended December 31, 2019 and $4.2 million for the year ended December 31, 2018. The increase in interest income during the twelve months ended December 31, 2019 compared to December 31, 2018 is due to an increase in short-term investment balances.

Liquidity and Capital Resources

At December 31, 2019, we had $415.1 million of cash, cash equivalents and short-term investments compared to $222.8 million at December 31, 2018. In January 2020, we completed a public offering of our common stock that generated net proceeds of $324.1 million. In June 2019, we completed a public offering of our common stock that generated net proceeds of $219.9 million, and in January 2019, we completed a public offering of our common stock that generated net proceeds of $107.9 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

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

Cash Flows for the Years Ended December 31, 2019 and 2018

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(147,726)	$(70,096)
Net cash used in investing activities	(176,140)	(145,765)
Net cash provided by financing activities	338,028	140,852
Increase (decrease) in cash, cash equivalents, and restricted cash	14,162	(75,009)

Net cash used in operating activities

Net cash used for operating activities was $147.7 million and $70.1 million for the years ended December 31, 2019 and 2018, respectively. Cash used in operating activities during 2019 primarily related to our net loss of $213.3 million, adjusted for non-cash share-based compensation expense of $55.5 million and net cash inflows from a change in our operating assets and liabilities of $13.2 million. Cash used in operating activities during 2018 primarily related to our net loss of $98.4 million, adjusted for non-cash share-based compensation expense of $15.9 million and net cash outflows from a change in our operating assets and liabilities of $13.6 million.

Net cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $176.1 million and $145.8 million, respectively, and reflects the purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2019 was $338.0 million and consisted of proceeds received from the issuance of common stock, exercise of common stock options, disgorgement of stockholders' short-swing profits, and stock issuances under the employee stock option plan. Net cash provided by financing activities for the year ended December 31, 2018 was $140.9 million and consisted of proceeds from issuance of common stock and pre-funded warrants, exercise of common stock options, and stock issuances under the employee stock option plan.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019 that will affect our future liquidity (in thousands):

	Total	Less Than 1 year	1 -3 Years	3 -5 Years	More Than 5 Years
Operating lease obligations (1)	$41,804	$272	$10,376	$13,090	$18,066
Total Contractual Obligations	$41,804	$272	$10,376	$13,090	$18,066
(1) In June 2014 we entered into a multi-year non-cancelable building lease for 18,000 square feet of completed office and laboratory space in San Diego, California which was originally set to expire in January 2018. In March 2017, we amended the lease to extend the term through January 2019, and in April 2018, we amended the lease to extend the term through January 2020, and in August 2018, we amended the lease to expand the size of the existing space by approximately 6,100 square feet. On October 30, 2019, we amended the lease to extend the lease term to approximately October 1, 2020, and to expand the size of the existing space for no additional base rent. Also on August 22, 2019, we entered into a new lease agreement for office and laboratory space located in San Diego, California, for our future corporate headquarters.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2019 and 2018, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the consolidated financial statements included in this Form 10-K for the year ended December 31, 2019 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mirati Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mirati Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mirati Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Mirati Therapeutics, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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
February 26, 2020

Item 9B.     Other Information

Recently Adopted Accounting Pronouncements

See “Notes to Financial Statements-Note 3-Recently Issued and Recently Adopted Accounting Pronouncements” of our annual financial statements.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

            The information required by this item with respect to directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2020 annual meeting of stockholders.

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

Item 11.     Executive Compensation

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2020 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2020 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2020 annual meeting of stockholders.

Item 14.     Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2020 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

INDEX TO EXHIBITS

Exhibit number	Description of Document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws. (7)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(8)
4.3	Form of Warrant to Purchase Common Stock (11)
4.4	Form of Warrant to Purchase Common Stock (15)
4.5	Description of Capital Stock
10.1	Form of Securities Purchase Agreement relating to the 2012 private placement.(1)
10.2+	Amended and Restated Incentive Stock Option Plan.(1)
10.3+	Amended and Restated 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.(16)
10.4+	Form of 2013 Employee Stock Purchase Plan.(1)
10.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan.
10.6+	Mirati Therapeutics, Inc. Inducement Plan.(19)
10.7+	Form of Stock Option Grant Notice and Stock Option Agreement under Mirati Therapeutics, Inc. Inducement Plan.(19)
10.8+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Mirati Therapeutics, Inc. Inducement Plan.(19)
10.9+	Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum.(1)
10.10+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum.(3)
10.11	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (5)
10.12	First Amendment to Lease to 9393 Towne Centre Drive, dated March 23, 2017. (9)
10.13+	Letter Agreement, dated August 30, 2013, by and between the Registrant and Dr. Isan Chen.(4)
10.14+	Letter Agreement, dated May 20, 2013, by and between Methylgene Inc. and James Christensen.(6)
10.15+	Form of Indemnity Agreement.(4)
10.16+	Amended and Restated Non-Employee Director Compensation Policy.
10.17+	Letter Agreement, dated September 13, 2016, by and between Mirati Therapeutics, Inc. and Christopher LeMasters.(10)
10.18+	Amendment to Amended and Restated Employment Agreement, dated December 19, 2016, by and between the Registrant and Dr. Charles Baum. (11)
10.19+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Jamie Donadio. (10)
10.20+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Dr. Isan Chen.(10)
10.21+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and James Christensen.(10)
10.22+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Christopher LeMasters.(10)
10.23	Collaboration and License Agreement, dated January 7, 2018, by and among Mirati Therapeutics, Inc., MethylGene Inc. and BeiGene, Ltd.(12)
10.24	Second Amendment to Lease to 9393 Towne Centre Drive, dated April 5, 2018.(13)
10.25	Third Amendment to Lease to 9393 Towne Centre Drive, dated August 2, 2018.(14)
10.26	Clinical Trial Collaboration and Supply Agreement, dated January 3, 2019, by and between the Registrant and Bristol-Myers Squibb Company, and related Supply/Quality Addendum dated March 29, 2019.(17)
10.27
Drug Discovery Collaboration Option Agreement, dated October 1, 2014, by and between Mirati Therapeutics, Inc. and Array BioPharma Inc., and related amendments dated August 13, 2015, November 9, 2015, February 13, 2016, and August 24, 2018. (17)

10.28	Amended and Restated Fourth Amendment to Lease to 9393 Towne Centre Drive, dated August 22, 2019.(18)
10.29	Lease to 3545 Cray Court, dated August 22, 2019.(18)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.

*	We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act.

**
Certain portions of this exhibit (indicated by "[***]") have been omitted as Mirati Therapeutics, Inc. has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to Mirati Therapeutics, Inc. if publicly disclosed.

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on July 9, 2013.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-191544), filed with the Securities and Exchange Commission on October 3, 2013.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2014.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 11, 2015.

(7)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(8)	Incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(9)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2017.

(10)	Incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017.

(11)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(12)	Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 20, 2018.

(13)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2018.

(14)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2018.

(15)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

(16)	Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2019.

(17)	Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 29, 2019.

(18)	Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2019.

(19)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2019.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: February 26, 2020	by:	/s/ Charles M. Baum
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2020	by:	/s/ Daniel R. Faga
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Date: February 26, 2020	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles M. Baum, M.D., Ph.D., Daniel R. Faga and Vickie S. Reed as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CHARLES M. BAUM	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Charles M. Baum, M.D., Ph.D.

/S/ DANIEL R. FAGA	Executive Vice President and Chief Operating Officer (Principal Financial Officer)	February 26, 2020
Daniel R. Faga

/S/ VICKIE S. REED	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020
Vickie S. Reed

/S/ FAHEEM HASNAIN	Chairman of the Board	February 26, 2020
Faheem Hasnain

/S/ JULIE CHERRINGTON	Director	February 26, 2020
Julie Cherrington, Ph.D.

/S/ BRUCE L.A. CARTER	Director	February 26, 2020
Bruce L.A. Carter, Ph.D.

/S/ HENRY J. FUCHS	Director	February 26, 2020
Henry J. Fuchs, M.D.

/S/ MICHAEL GREY	Director	February 26, 2020
Michael Grey

/S/ CRAIG JOHNSON	Director	February 26, 2020
Craig Johnson

/S/ MAYA MARTINEZ-DAVIS	Director	February 26, 2020
Maya Martinez-Davis

/S/ AARON DAVIS	Director	February 26, 2020
Aaron Davis

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mirati Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development expenses
Description of the Matter
At December 31, 2019, the Company incurred $182.9 million for research and development expenses and accrued $24.2 million for research and development expenses. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities, including contract services for clinical trials and related clinical manufacturing costs in connection with early discovery efforts. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with Clinical Research Organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.
Auditing management’s accounting for accrued research and development expenses, for which the Company has either not been invoiced or has not received information on the actual costs incurred, was especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon information from internal clinical personnel and third party service providers and involves a high volume of data which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued research and development expenses. For example, we tested controls over management’s assessment and measurement of estimated accrued costs, including data inputs for study progress and remaining stages of completion under each study.
To test the completeness of the Company’s accrued research and development expenses, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We attended internal clinical trial and project status meetings with accounting and clinical project managers to inspect the status of significant research and development activities. To assess the appropriate measurement of accrued research and development costs, our audit procedures included, among others, obtaining and inspecting significant agreements and agreement amendments, evaluating the Company’s documentation of trial timelines and future projections of trial progress, and testing a sample of transactions and comparing the costs against related invoices and contracts. We also tested a sample of subsequent payments to evaluate the completeness of the accrued expenses and compared the results to the current year accrual.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.

San Diego, California
February 26, 2020

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$46,535	$32,694
Short-term investments	368,515	190,096
Other current assets	9,357	3,870
Total current assets	424,407	226,660
Property and equipment, net	1,776	473
Other long-term assets	6,017	1,321
Total assets	$432,200	$228,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$48,082	$25,775
Deferred revenue and other current liabilities	824	371
Total current liabilities	48,906	26,146
Deferred revenue and other liabilities	999	732
Total liabilities	49,905	26,878
Commitments and contingencies (see Note 15)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 39,517,329 and 32,538,857 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	40	33
Additional paid-in capital	1,144,667	751,109
Accumulated other comprehensive income	9,889	9,479
Accumulated deficit	(772,301)	(559,045)
Total stockholders' equity	382,295	201,576
Total liabilities and stockholders' equity	$432,200	$228,454

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
License and collaboration revenues	$3,335	$12,926	$—
Total revenue	3,335	12,926	—
Expenses
Research and development	$182,866	$93,872	$58,085
General and administrative	42,573	21,681	13,450
Total operating expenses	225,439	115,553	71,535
Loss from operations	(222,104)	(102,627)	(71,535)
Other income, net	8,848	4,209	1,105
Net loss	$(213,256)	$(98,418)	$(70,430)
Unrealized gain (loss) on available-for-sale investments	$410	$—	$(54)
Comprehensive loss	$(212,846)	$(98,418)	$(70,484)
Basic and diluted net loss per share	$(5.69)	$(3.19)	$(2.78)
Weighted average common shares outstanding, basic and diluted	37,467,505	30,897,717	25,290,222

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
December 31, 2016	19,937,095	$20	$428,507	$9,533	$(389,751)	$48,309
Net loss	—	—	—	—	(70,430)	(70,430)
Issuance of common stock and warrants, net of issuance costs	7,941,688	8	153,522	—	—	153,530
Share-based compensation expense	—	—	6,786	—	—	6,786
Cumulative effect of accounting change for the adoption of ASU 2016-09	—	—	446	—	(446)	—
Issuance of common stock from ESPP	59,976	—	144	—	—	144
Exercise of options for cash	45,573	—	399	—	—	399
Exercise of warrants for cash	585,729	1	4,603	—	—	4,604
Net exercise of warrants	52,825	—	—	—	—	—
Unrealized loss on investments	—	—	—	(54)	—	(54)
Balance at December 31, 2017	28,622,886	$29	$594,407	$9,479	$(460,627)	$143,288
Net loss	—	—	—	—	(98,418)	(98,418)
Issuance of common stock and warrants, net of issuance costs	3,162,500	3	130,660	—	—	130,663
Share-based compensation expense			15,854	—	—	15,854
Issuance of common stock from ESPP	21,536	—	442	—	—	442
Exercise of options for cash	731,935	1	9,746	—	—	9,747
Balance at December 31, 2018	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576
Net loss	—	—	—	—	(213,256)	(213,256)
Issuance of common stock, net of issuance costs	4,269,838	4	327,826	—	—	327,830
Share-based compensation expense	—	—	55,537	—	—	55,537
Issuance of common stock from ESPP	14,488	—	675	—	—	675
Exercise of options for cash	569,146	1	8,472	—	—	8,473
Proceeds from disgorgement of stockholders' short-swing profits	—	—	1,050	—	—	1,050
Net exercise of warrants	2,125,000	2	(2)	—	—	—
Unrealized gain on investments	—	—	—	410	—	410
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018		2017
Operating activities:
Net loss	$(213,256)	$(98,418)		$(70,430)
Non-cash adjustments reconciling net loss to operating cash flows
Depreciation of property and equipment	249	175		184
Accretion of discount on investments	(3,421)	(1,320)		(266)
Share-based compensation expense	55,537	15,854		6,786
Changes in operating assets and liabilities:
Other current assets	(5,487)	1,052		(3,409)
Other long-term assets	(4,375)	(359)		3,606
Accounts payable, accrued liabilities, deferred revenue and other liabilities	23,027	12,920		(1,177)
Cash flows used in operating activities	(147,726)	(70,096)		(64,706)
Investing activities:
Purchases of short-term investments	(530,228)	(255,795)		(100,558)
Sales and maturities of short-term investments	355,640	110,152		91,988
Purchases of property and equipment	(1,552)	(122)		(81)
Cash flows used in investing activities	(176,140)	(145,765)		(8,651)
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	327,830	130,663	(1)	153,530	(2)
Proceeds from exercise of common stock options and warrants	8,473	9,747		5,003
Proceeds from disgorgement of stockholders' short-swing profits	1,050	—		—
Proceeds from issuances under employee stock purchase plan	675	442		144
Cash flows provided by financing activities	338,028	140,852		158,677
Increase (decrease) in cash, cash equivalents and restricted cash	14,162	(75,009)		85,320
Cash, cash equivalents and restricted cash, beginning of year	32,694	107,703		22,383
Cash, cash equivalents and restricted cash, end of year	$46,856	$32,694		$107,703

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$46,535	$32,694		$107,703
Restricted cash included in other long-term assets	321	—		—
Total cash, cash equivalents and restricted cash	$46,856	$32,694		$107,703
(1) Proceeds in 2018 include warrants to purchase up to 421,650 shares of the Company's common stock at a public offering price of $38.849 per warrant, net of issuance costs.
(2) Proceeds in 2017 include warrants to purchase up to 4,137,999 shares of the Company's common stock at a public offering price of $12.999 per warrant, net of issuance costs, and warrants to purchase up to 7,258,263 shares of the Company's common stock at a public offering price of $5.599 per warrant, net of issuance costs.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered short-term investments and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, and the unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charges for the years ended December 31, 2019, 2018 and 2017.

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payments based on estimated fair value, using the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain estimates and judgmental assumptions that affect the amount of share-based compensation expense recognized in the Company's consolidated financial statements. These assumptions include the expected volatility of the Company's stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation is recognized using the graded accelerated vesting method.

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

The following table presents the weighted average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Year ended
	December 31,
	2019	2018	2017
Common stock options	2,403,055	1,781,388	38,675
Common stock warrants	10,231,006	11,631,636	7,534,576
Total	12,634,061	13,413,024	7,573,251

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

The Company adopted ASU 2016-02, using the optional transition method and electing the package of practical expedients described above on January 1, 2019. Due to the adoption, the Company recognized a new lease liability on the Company's consolidated balance sheet for its operating lease of office and lab space of $367,000 on January 1, 2019, with a corresponding right-of-use asset of the same amount based on the present value of the remaining minimum rental payments. See Note 15 for further discussion.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the content of a unit of account, (ii) adds unit of account guidance in ASC 808 to align with guidance with ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance in ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and should be applied retrospectively. The Company elected to early adopt this guidance effective January 1, 2019. The adoption had no impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. This ASU requires that an entity reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. The Company adopted ASU 2016-18 on January 1, 2019. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company does not anticipate that the adoption of ASU 2016-13 will have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

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

4. Investments

The following tables summarize the Company's short-term investments (in thousands):

		As of December 31, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$160,065	$233	$(1)	$160,297
Commercial paper	1 year or less	120,862	74	—	120,936
U.S. Agency Bonds	2 years or less	50,745	41	(4)	50,782
U.S. Treasury bills	2 years or less	36,474	27	(1)	36,500
		$368,146	$375	$(6)	$368,515

		As of December 31, 2018
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$111,933	$26	$(43)	$111,916
Commercial paper	1 year or less	74,433	—	(24)	74,409
U.S. Treasury bills	1 year or less	3,771	—	—	3,771
		$190,137	$26	$(67)	$190,096

Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2019, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2019
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$662	$662	$—
Money market funds	45,873	45,873	—
Total cash and cash equivalents	46,535	46,535	—

Short-term investments:
U.S. Treasury bills	36,500	36,500	—
Corporate debt securities	160,297	—	160,297
Commercial paper	120,936	—	120,936
U.S. Agency bonds	50,782	—	50,782
Total short-term investments	368,515	36,500	332,015
Total	$415,050	$83,035	$332,015

	December 31, 2018
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$3,731	$3,731	$—
Money market funds	28,963	28,963	—
Total cash and cash equivalents	32,694	32,694	—

Short-term investments:
U.S. Treasury Bills	3,771	3,771	—
Corporate debt securities	111,916	—	111,916
Commercial paper	74,409	—	74,409
Total short-term investments	190,096	3,771	186,325
Total	$222,790	$36,465	$186,325

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2019 and 2018. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels for the years ended December 31, 2019 and 2018.

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$5,672	$1,261
Deposits and other receivables	2,119	1,841
Interest receivables	1,566	768
	$9,357	$3,870

The other long-term assets balance as of December 31, 2019 consists of $5.1 million in deposits paid in conjunction with the Company's research and development activities, $0.6 million for an operating right-of-use asset for the Company's corporate headquarters, and $0.3 million for a security deposit in connection with the lease of the Company's future corporate headquarters. As of December 31, 2018, the other long-term assets balance consisted of $1.3 million in deposits paid in conjunction with the Company's research and development activities.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Computer equipment	$201	$201
Office and other equipment	329	260
Laboratory equipment	2,212	729
Leasehold improvements	63	63
Gross property and equipment	2,805	1,253
Less: Accumulated depreciation	(1,029)	(780)
Property and equipment, net	$1,776	$473

The Company incurred depreciation expense of $0.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts payable	$16,367	$8,531
Accrued clinical expense	21,290	10,154
Accrued development and other expense	2,510	1,243
Accrued compensation and benefits	7,915	5,847
	$48,082	$25,775

The long-term liabilities balance of $1.0 million as of December 31, 2019 consisted primarily of clinical trial-related liabilities. As of December 31, 2018, the long-term liabilities of $0.7 million consisted of $0.1 million in deferred revenue and $0.6 million in other liabilities.

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

The Company determined the transaction price is equal to the up-front fee of $10.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. As such, of the up-front fee, the Company allocated $9.5 million to the license of the Company's intellectual property, bundled with the associated know-how, and $0.5 million to the initial obligation to supply sitravatinib for clinical development in the Licensed Territory.

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore the Company recognized the full revenue related to this performance obligation in the amount of $9.5 million during the year ended December 31, 2018 as license and collaboration revenues in its consolidated statements of operations and comprehensive loss; no revenue related to this performance obligation was recorded during the year ended December 31, 2019.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and will continue into 2020. The Company recognized $3.3 million as license and collaboration revenues for this performance obligation for the year ended December 31, 2019, of which $3.0 million relates to cost-sharing payments due from BeiGene, and $0.3 million relates to recognition from the deferred revenue balance. The Company recognized $0.5 million for this performance obligation during the year ended December 31, 2018, of which $0.4 million relates to cost-sharing payments due from BeiGene, and $0.1 million relates to recognition from the deferred revenue balance. At December 31, 2019, $0.4 million of cost-sharing receivable from BeiGene has been recorded in other current assets on the consolidated balance sheets.

Milestone Payments. The Company is entitled to development milestones under the agreement. The Company did not recognize revenue associated with development milestones during the year ended December 31, 2019. During the year ended December 31, 2018, the Company recognized $3.0 million as license and collaboration revenues in connection with a milestone payment from BeiGene for initiating the first clinical trial in the Licensed Territory. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. The Company determined that as of December 31, 2019, the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control. Therefore, these payments have been fully constrained and are therefore not recognized as revenue. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2019.

The following table presents a summary of the activity in the Company's contract liabilities during the year ended December 31, 2019 (in thousands):

Opening balance, January 1, 2019	$(481)
Revenue from performance obligations satisfied during reporting period	309
Closing Balance, December 31, 2019	$(172)

The closing balance represents deferred revenue and is classified within current liabilities at December 31, 2019.

10. Stockholders' Equity

Common Stock

The following shares were reserved for future issuance:

December 31, 2019
Common stock options outstanding and available for future grant	7,923,098
Warrants to purchase common stock	9,692,879
Employee Stock Purchase Plan	142,872
17,758,849

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

In June 2018, the Company sold 3,162,500 shares of its common stock at a public offering price of $38.85 per share and sold warrants to purchase up to 421,650 shares of its common stock at a public offering price of $38.849 per warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $130.7 million. The public offering price for the warrants was equal to the public offering price of the common stock, less the $0.001 per share exercise price of each warrant. The warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if certain holders' ownership of the Company’s common stock would exceed 9.99% for certain holders, or 4.99% percent for other holders, following such exercise.

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

Warrants

As of December 31, 2019, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	5,133,230
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			9,692,879

During the year ended December 31, 2019, warrants for 2,125,033 shares of the Company's common stock were exercised via cashless exercises, resulting in the issuance of 2,125,000 shares of common stock.

During the year ended December 31, 2018, no warrants were exercised.

During the year ended December 31, 2017, warrants for 52,825 shares of the Company's common stock were exercised via cashless exercises and 585,729 shares were exercised for cash, generating proceeds of $4.6 million and resulting in the issuance of 638,554 shares of common stock.

11. Share-Based Compensation

Equity Incentive Plan

The Company has in place a stock option plan (the "Stock Option Plan") for the benefit of employees, directors, officers and consultants of the Company. In May 2013 the Company's Board of Directors adopted the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by our stockholders in connection with the Arrangement. The Company's Board of Directors and stockholders approved an amendment to the 2013 Plan in 2019 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2.5 million shares. The 2013 Plan is a continuation of and successor to the Stock Option Plan and no further grants will be made under the Stock Option Plan. As of December 31, 2019, there were approximately 2.2 million stock options available to be issued from the 2013 Plan.

In December 2019, the Company's Board of Directors adopted the Inducement Plan, reserving 417,343 shares of the Company's common stock for issuance of stock options and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. As of December 31, 2019, no grants were issued from the Inducement Plan.

As of December 31, 2019, share-based compensation awards under both the Stock Option Plan and the 2013 Plan consist of incentive and non-qualified stock options. Stock options granted under each of the plans must have an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant and generally vest over four years. Stock options granted under the Stock Option Plan have a contractual term of seven years and stock options granted under the 2013 Plan have a contractual term of ten years.

The following table summarizes the Company's stock option activity and related information for the year ended December 31, 2019:

	Number of options	Weighted average exercise price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2018	3,683,786	$19.59
Granted	2,310,994	$76.22
Exercised	(569,146)	$14.89
Canceled/forfeited	(137,657)	$48.31
Balance outstanding as of December 31, 2019	5,287,977	$44.10	7.7	$448.2
Options exercisable at December 31, 2019	2,339,904	$21.11	6.1	$252.1

The total intrinsic value of stock options exercised was $38.6 million, $18.8 million and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company received total cash of $8.5 million, $9.7 million and $0.4 million for the exercise of options for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $20.4 million, $8.2 million and $10.6 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Year ended December 31,
	2019	2018	2017
Research and development expense	$31,024	$7,232	$3,192
General and administrative expense	24,513	8,622	3,594
	$55,537	$15,854	$6,786

For the years ended December 31, 2019, 2018 and 2017, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge.

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

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.2%	2.6%	2.1%
Dividend yield	—%	—%	—%
Volatility factor	82.1%	94.3%	96.0%
Expected term (in years)	5.6	6.0	6.0
Weighted average estimated fair value per share	$52.03	$24.39	$4.17

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

Expected Term - The expected term represents the weighted average period the stock options are expected to be outstanding. Prior to 2019, the Company utilized the simplified method for estimating the expected term as provided by the Securities and Exchange Commission, as the average time-to-vesting and the contractual life of the options. However, given the Company's increase in option exercise activity in recent years, the Company believes it has sufficient history to determine an expected term based on past exercise activity. Starting in 2019, the Company utilized historical exercise activity to estimate the expected term. The change in calculation of the expected term did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

The total compensation cost not yet recognized as of December 31, 2019 related to non-vested option awards was $77.4 million which will be recognized over a weighted-average period of 1.3 years.

2013 Employee Stock Purchase Plan

In May 2013, the Company's Board of Directors adopted the ESPP. The ESPP was approved by the Company's stockholders in connection with the Arrangement. In December 2014, the ESPP became effective and the first purchase period began. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than six months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. As of December 31, 2019, 157,128 shares have been issued out of the plan.

12. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the "Plan") for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company matches up to 4% of an employee's contributions, subject to a limit of $2,500 per year. Expense associated with the Company's matching contribution totaled $0.2 million for the year ended December 31, 2019, and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

13. Income Taxes

The Company had no federal income tax expense and immaterial state tax expense for the years ended December 31, 2019, 2018 and 2017.

The differences between the effective income tax rate and the statutory tax rates during the years ended 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net loss before tax	$(213,256)	$(98,418)	$(70,430)
Statutory combined U.S. federal and state tax rate	21.00%	21.00%	34.00%
Statutory federal and state taxes	(44,784)	(20,668)	(23,946)
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	52,719	25,959	(4,154)
Non-deductible share-based compensation	1,810	884	695
Tax deductions for share-based compensation	(6,917)	(2,924)	(80)
Tax credits	(8,621)	(5,130)	(2,563)
Write off of Methylgene US Inc. net operating loss	—	—	307
Change in tax rate	—	—	303
Tax Cuts and Jobs Act	—	—	28,569
Uncertain tax positions	2,143	1,283	646
Return to provision and other true-ups	(60)	375	394
Non-deductible officers' compensation	3,527	179	—
Other differences	183	42	(171)
Income tax benefit	$—	$—	$—

Deferred Tax

The following table summarizes the significant components of our deferred tax assets (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Tangible and intangible depreciable assets	$6,978	$8,123
Stock compensation	12,321	6,515
Provisions	934	1,020
Other, net	35	—
Lease liability	137	—
Net operating loss carry forwards	116,345	74,721
Capital loss carryforward	178	178
Canada scientific research and experimental development expenditures	5,471	5,467
U.S. research and development tax credits	17,080	10,613
Total gross deferred tax assets	159,479	106,637
Less valuation allowance	(159,357)	(106,637)
Net deferred tax assets	$122	$—

Deferred tax liabilities:
Right-of-use Asset	$(122)	$—

Net deferred income taxes	$—	$—

Total valuation allowance increased by $52.7 million for the year ended December 31, 2019. The Company has established a full valuation allowance against its net deferred tax assets as of December 31, 2019 due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2019.

For Canadian federal income tax purposes, the Company's Canadian federal scientific research and experimental development expenditures amounted to $19.9 million at December 31, 2019, 2018 and 2017 and for provincial income tax purposes amounted to $21.6 million at December 31, 2019, 2018 and 2017. As operations in Canada ceased during 2014, no expenditures were incurred for the years ended December 31, 2019, 2018 and 2017. These expenditures are available to reduce future taxable income and have an unlimited carry forward period. Scientific research and development expenditures are subject to verification by the taxation authorities, and accordingly, these amounts may vary by a material amount. In addition, the Company has research and development tax credit carryforwards for U.S. federal and state income tax purposes as of December 31, 2019 of $17.2 million and $7.2 million, respectively. The federal credits will begin to expire in 2033 unless utilized and the state credits have an indefinite life.

At December 31, 2019, the Company's net operating loss carry forwards ("NOLs") for U.S. federal and state income taxes were $452.5 million and $81.2 million, respectively and the Company's NOLs for Canadian federal and provincial income tax purposes were $79.1 million and $78.4 million, respectively. The NOLs expire as follows (in thousands):

	US		Canada
	Federal	State	Federal	Provincial
Expires in:
2030	$—	$—	$4,830	$4,907
2031	—	—	7,059	7,066
2032	—	—	13,308	12,433
2033	2,225	2,232	18,623	19,385
2034	7,276	22,162	32,401	31,809
2035	53,359	52,950	1,084	1,084
2036	23,379	—	777	777
2037	65,509	—	697	697
2038	—	3,817	—	—
2039	—	—	274	274
Does not expire	300,763	—	—	—
	$452,511	$81,161	$79,053	$78,432

The future utilization of the U.S. federal and state NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "Act") limits a company's ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% (by value) as defined in the Act. During 2017, the Company completed a study to assess whether an ownership change, as defined by Section 382 of the Act, had occurred from the Company’s formation through December 31, 2017. The results of the study have been extended through December 31, 2019. Based upon the study, the Company determined an ownership change had occurred during 2017, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2019 would expire solely as a result of annual limitations on the utilization of those attributes. The Canadian Federal and Provincial Tax Acts maintain similar rules in the case of acquisition of control, which may limit the utilization of tax attributes.

The Company files income tax returns in the U.S. (federal and state) and Canada (federal and provincial). The Company’s U.S. operations have not been audited for any open taxation years. The Company has experienced losses for U.S. tax purposes and therefore, the taxation authorities may review any loss year, if and when the losses are utilized.

For Canadian tax purposes, the Company remains subject to federal and provincial audit for the December 31, 2015 and subsequent taxable years. Where tax years remain open, the Company considers it reasonably possible that issues may be raised or tax positions agreed to with the taxation authorities, which may result in increases or decreases of the balance of non-refundable investment tax credits ("ITCs") and NOLs. However, an estimate of such increases and decreases cannot be currently made.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	Federal			Provincial/State
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Unrecognized tax positions, beginning of year	$2,617	$1,693	$1,095	$8,010	$7,556	$7,333
Gross increase — current period tax positions	1,651	924	588	638	454	227
Gross decrease — prior period tax positions	—	—	—	—	—	(3)
Gross increase — prior period tax positions	—	—	11	—	—	—
Expiration of statute of limitations	—	—	(1)	—	—	(1)
Unrecognized tax positions, end of year	$4,268	$2,617	$1,693	$8,648	$8,010	$7,556

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's net deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties on tax matters as of December 31, 2019, 2018 and 2017, and the Company had no ongoing tax audits as of December 31, 2019.

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

The Company's non-refundable Canadian federal ITCs as of December 31, 2019 are $3.9 million and relate to scientific research and development expenditures, which may be utilized to reduce Canadian federal income taxes payable in future years. The benefits of the non-refundable Canadian federal ITCs have not been recognized in the financial statements and will be recorded as a reduction of tax expense when realized.

The non-refundable investment tax credits expire as follows (in thousands):

Federal ITC
Expires in:
2030	$764
2031	1,000
2032	1,125
2033	1,018
$3,907

15. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement and to extend the term of the original lease for one year through January 31, 2019. On April 5, 2018, the Company entered into a Second Amendment to Lease Agreement to extend the lease term through January 31, 2020. On August 2, 2018, the Company entered into a Third Amendment to Lease Agreement to expand the size of the existing space for an additional base rent of $4,000 per month. On October 30, 2019, the Company entered into a Fourth Amendment to Lease Agreement to extend the lease term to approximately October 1, 2020, and to expand the size of the existing space for no additional base rent. All other terms and covenants from the original lease agreement remain unchanged.

The Company's building lease is considered to be an operating lease. The lease agreement indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease obligations. The Company re-measured the operating right-of-use asset and operating lease liability due to the Fourth Amendment to Lease Agreement. As of December 31, 2019, the consolidated balance sheet includes a $0.6 million operating right-of-use asset within other long-term assets, and a $0.7 million operating lease liability in deferred revenue and other current liabilities. For the year ended December 31, 2019, the Company recorded $0.4 million in operating lease cost, and the building lease has a remaining lease term of under one year from December 31, 2019. As of December 31, 2019, remaining lease payments on an undiscounted basis are $0.3 million for 2020.

On August 22, 2019, the Company entered into a new lease agreement for office and laboratory space located in San Diego, California, for the Company's future corporate headquarters. The commencement date of this lease is expected to be September 21, 2020 and will expire October 1, 2030, unless terminated earlier. The base rent for the Company under this lease will be approximately $3.8 million for the first year of the lease, which amount will increase by 3% per year over the lease term. The Company has also received customary incentives from the landlord for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for the lease. As of December 31, 2019, the Company had not taken control of the space and the lease term had not commenced. Accordingly, no right-of-use asset or lease liability related to the lease has been recorded.

16. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2019 and 2018 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
	3/31/19	6/30/19	9/30/19	12/31/19	December 31, 2019
License and collaboration revenues	$1,244	$577	$988	$526	$3,335
Loss from operations	(42,758)	(47,641)	(57,059)	(74,646)	$(222,104)
Net loss	(40,912)	(45,695)	(54,273)	(72,376)	(213,256)
Basic and diluted net loss per share	$(1.17)	$(1.26)	$(1.38)	$(1.83)	$(5.69)
	Three Months Ended				Year Ended
	3/31/18	6/30/18	9/30/18	12/31/18	December 31, 2018
License and collaboration revenues	$9,467	$—	$—	$3,459	$12,926
Loss from operations	(15,346)	(28,670)	(28,939)	(29,672)	(102,627)
Net loss	(14,709)	(27,869)	(27,568)	(28,272)	(98,418)
Basic and diluted net loss per share	$(0.51)	$(0.94)	$(0.85)	$(0.87)	$(3.19)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

17. Subsequent Event
Sale of Common Stock
In January 2020, the Company sold 3,538,462 shares of its common stock at a public offering price of $97.50 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net proceeds from the transaction of $324.1 million.