Form 10-Q
period 2020-03-31
Mirati Therapeutics, Inc.
filed 2020-05-07
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on May 1, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	43,642,434

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$204,505	$46,535
Short-term investments	490,855	368,515
Other current assets	9,456	9,357
Total current assets	704,816	424,407
Property and equipment, net	2,283	1,776
Other long-term assets	6,348	6,017
Total assets	$713,447	$432,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$55,450	$48,082
Deferred revenue and other current liabilities	597	824
Total current liabilities	56,047	48,906
Other long-term liabilities	1,174	999
Total liabilities	57,221	49,905
Commitments and contingencies (see Note 11)
Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,552,312 and 39,517,329 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	44	40
Additional paid-in capital	1,505,431	1,144,667
Accumulated other comprehensive income	9,707	9,889
Accumulated deficit	(858,956)	(772,301)
Total shareholders’ equity	656,226	382,295
Total liabilities and shareholders’ equity	$713,447	$432,200

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
License and collaboration revenues	$267	$1,244
Total revenue	267	1,244
Operating expenses
Research and development	$71,708	$34,240
General and administrative	18,046	9,762
Total operating expenses	89,754	44,002
Loss from operations	(89,487)	(42,758)
Other income, net	2,832	1,846
Net loss	$(86,655)	$(40,912)
Unrealized gain (loss) on available-for-sale investments	(182)	158
Comprehensive loss	$(86,837)	$(40,754)
Basic and diluted net loss per share	$(2.02)	$(1.17)
Weighted average number of shares used in computing net loss per share, basic and diluted	42,886,691	34,980,361

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss for the period	—	—	—	—	(86,655)	(86,655)
Issuance of common stock, net of issuance costs	3,538,462	4	323,973	—	—	323,977
Share-based compensation expense	—	—	21,567	—	—	21,567
Exercise of options for cash	496,521	—	15,183	—	—	15,183
Proceeds from disgorgement of shareholders' short-swing profits	—	—	41	—	—	41
Unrealized loss on investments	—	—	—	(182)	—	(182)
Balance at March 31, 2020	43,552,312	$44	$1,505,431	$9,707	$(858,956)	$656,226

Three Months Ended March 31, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2018	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576
Net loss for the period	—	—	—	—	(40,912)	(40,912)
Issuance of common stock, net of issuance costs	1,854,838	2	107,881	—	—	107,883
Share-based compensation expense	—	—	11,131	—	—	11,131
Exercise of options for cash	235,398	—	2,668	—	—	2,668
Net exercise of warrants	1,400,000	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	158	—	158
Proceeds from disgorgement of shareholders' short-swing profits	—	—	1,050	—	—	1,050
Balance at March 31, 2019	36,029,093	$36	$873,838	$9,637	$(599,957)	$283,554

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(86,655)	$(40,912)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	126	44
Accretion of discount on investments	(520)	(917)
Share-based compensation expense	21,567	11,131
Changes in operating assets and liabilities:
Other current assets	(100)	(1,528)
Other long-term assets	(331)	(1,229)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	6,909	(1,071)
Cash flows used in operating activities	(59,004)	(34,482)
Investing activities:
Purchases of short-term investments	(230,384)	(127,458)
Sales and maturities of short-term investments	108,381	92,250
Purchases of property, plant, and equipment	(224)	—
Cash flows used in investing activities	(122,227)	(35,208)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	323,977	107,883
Proceeds from exercise of common stock options	15,183	2,668
Proceeds from disgorgement of shareholders' short-swing profits	41	1,050
Cash flows provided by financing activities	339,201	111,601
Increase in cash, cash equivalents and restricted cash	157,970	41,911
Cash, cash equivalents and restricted cash, beginning of period	46,856	32,694
Cash, cash equivalents and restricted cash, end of period	$204,826	$74,605

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$204,505	$74,605
Restricted cash included in other long-term assets	321	—
Total cash, cash equivalents and restricted cash	$204,826	$74,605

Supplemental disclosures of non-cash investing activities:
Purchases of property, plant, and equipment included within accounts payable and accrued liabilities	$408	$—

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered short-term investments and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, and the unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended March 31,
	2020	2019
Common stock options	2,174,353	2,316,993
Common stock warrants	9,692,771	11,005,602
Total	11,867,124	13,322,595

3. Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities are required to use a new forward-looking expected loss model that generally result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years. Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update includes removing several exceptions under the existing guidance and includes several simplification updates, none of which apply to our current accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Effective January 1, 2020, the Company adopted this updated guidance and it did not have a material impact on our consolidated financial statements or related financial statement disclosures.

4. Short-Term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of March 31, 2020
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$228,256	$162	$(692)	$227,726
Commercial paper	1 year or less	192,594	440	(4)	193,030
U.S. Agency bonds	2 years or less	44,745	122	—	44,867
U.S. Treasury bills	1 year or less	25,078	154	—	25,232
		$490,673	$878	$(696)	$490,855

		As of December 31, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$160,065	$233	$(1)	$160,297
Commercial paper	1 year or less	120,862	74	—	120,936
U.S. Agency bonds	2 years or less	50,745	41	(4)	50,782
U.S. Treasury bills	2 years or less	36,474	27	(1)	36,500
		$368,146	$375	$(6)	$368,515

The Company has classified all of its investment securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2020, the Company did not have any securities in material unrealized loss positions. The Company reviews its investments to identify and evaluate investments that have an indication of impairment as a result of credit loss or other factors. Factors considered in this determination include the extent to which fair value is less than the amortized cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not intend to sell any investments prior to recovery of their amortized cost basis for any investments in an unrealized loss position.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$5,488	$5,488	$—
Money market funds	199,017	199,017	—
Total cash and cash equivalents	204,505	204,505	—

Short-term investments:
U.S. Treasury bills	25,232	25,232	—
Corporate debt securities	227,726	—	227,726
Commercial paper	193,030	—	193,030
U.S. Agency bonds	44,867	—	44,867
Total short-term investments	490,855	25,232	465,623
Total	$695,360	$229,737	$465,623

	December 31, 2019
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$662	$662	$—
Money market funds	45,873	45,873	—
Total cash and cash equivalents	46,535	46,535	—

Short-term investments:
U.S. Treasury bills	36,500	36,500	—
Corporate debt securities	160,297	—	160,297
Commercial paper	120,936	—	120,936
U.S. Agency bonds	50,782	—	50,782
Total short-term investments	368,515	36,500	332,015
Total	$415,050	$83,035	$332,015

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2020 and December 31, 2019. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three months ended March 31, 2020 or the year ended December 31, 2019.

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid expenses	$5,884	$5,672
Deposits and other receivables	1,613	2,119
Interest receivable	1,959	1,566
	$9,456	$9,357

The other long-term assets balance as of March 31, 2020 consisted of $5.6 million in deposits paid in conjunction with the Company's research and development activities, $0.4 million for an operating right-of-use asset for the Company's corporate headquarters, and $0.3 million for a security deposit in connection with the lease of the Company's future corporate headquarters. As of December 31, 2019, the other long-term assets balance consisted of $5.1 million in deposits paid in conjunction with the Company's research and development activities, $0.6 million for an operating right-of-use asset for the Company's corporate headquarters, and $0.3 million for a security deposit in connection with the lease of the Company's future corporate headquarters.

7. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment	$201	$201
Office and other equipment	329	329
Laboratory equipment	2,436	2,212
Leasehold improvements	63	63
Assets not placed in service	408	—
Gross property and equipment	3,437	2,805
Less: Accumulated depreciation	(1,154)	(1,029)
Property and equipment, net	$2,283	$1,776

The Company incurred $0.1 million and immaterial depreciation expense for the three months ended March 31, 2020 and 2019, respectively.

8. Accounts Payable, Accrued Liabilities and Long-Term Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounts payable	$9,587	$16,367
Accrued clinical expense	35,327	21,290
Accrued development and other expense	6,171	2,510
Accrued compensation and benefits	4,365	7,915
	$55,450	$48,082

The long-term liabilities balance of $1.2 million as of March 31, 2020, and of $1.0 million as of December 31, 2019, consisted primarily of clinical trial-related liabilities.

9. Collaboration Agreements

BeiGene Agreement

Terms of Agreement

On January 7, 2018, the Company and BeiGene Ltd, ("BeiGene") entered into a Collaboration and License Agreement (the “Agreement”), pursuant to which the Company and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). Under the Agreement, the Company granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, with the Company retaining exclusive rights for the development, manufacture and commercialization of sitravatinib outside the Licensed Territory.
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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore during 2018 the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss; no revenue related to this performance obligation was recorded during the three months ended March 31, 2020 or 2019.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and will continue into 2020. The Company recognized $0.3 million as license and collaboration revenues for this performance obligation for the three months ended March 31, 2020, primarily consisting of cost-sharing payments due from BeiGene. The Company recognized $1.2 million as license and collaboration revenues for this performance obligation for the three months ended March 31, 2019, of which $1.1 million relates to cost-sharing payments due from BeiGene and $0.1 million relates to recognition from the deferred revenue balance. At March 31, 2020, $0.2 million of cost-sharing receivable from BeiGene was recorded in other current assets on the condensed consolidated balance sheets.

Milestone Payments. The Company is entitled to development milestones under the agreement. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. No milestone payments were earned during the three months ended March 31, 2020 or 2019. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2020 or 2019.

The following table presents a summary of the activity in the Company's contract liabilities during the three months ended March 31, 2020 (in thousands):

Opening balance, January 1, 2020	$(172)
Revenue from performance obligations satisfied during reporting period	29
Closing balance, March 31, 2020	$(143)

The closing balance represents deferred revenue and was classified within current liabilities at March 31, 2020.

Pfizer Agreement

In October 2014, the Company entered into a drug discovery collaboration and option agreement with Array BioPharma, Inc. ("Array," acquired by Pfizer Inc. during 2019) whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12C. In June 2017, the two parties entered into a second, separate discovery collaboration and option agreement whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12D. Both agreements established an option mechanism which enabled the Company to elect an exclusive worldwide license under the technology for the development and commercialization of certain products based on such compounds.

Under the agreements, following the joint discovery periods which have concluded, the Company executed its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 and the Company's KRAS G12D inhibitor program. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $4.3 million in development milestone payments from inception through March 31, 2020.

The royalty term for each agreement shall be payable on a country-by-country and product-by-product basis, and separately will terminate at the later of (i) the date of expiration of the last valid patent claim within the collaboration patent rights or the Pfizer background technology covering such product in the country in which such product is sold at the time of such sale, or (ii) 10 years after the first commercial sale of such product in such country. The Company may terminate each agreement at any time by providing 60 days prior written notice to Pfizer. Either party may terminate each agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach or upon certain bankruptcy events.

For the three months ended March 31, 2020, the Company incurred expenses under these agreements with Pfizer of $4.5 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for MRTX849, and $1.5 million in research and development services. For the three months ended March 31, 2019, the Company incurred expense of $2.5 million, consisting of a $1.0 million milestone payment for initiation of the first Phase 1 trial for MRTX849, and $1.5 million in research and development services.

10. Warrants

As of March 31, 2020, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	5,133,230
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			9,692,879

During the three months ended March 31, 2020, no warrants were exercised. During the three months ended March 31, 2019, 1,400,025 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 1,400,000 shares of common stock.

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

The Company's building lease is considered to be an operating lease. The lease agreement indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease obligations. The Company recorded $0.1 million in operating lease cost for both the three months ended March 31, 2020 and 2019, respectively, and the building lease has a remaining lease term of under one year from March 31, 2020. As of March 31, 2020, the condensed consolidated balance sheet includes a $0.4 million operating right-of-use asset within other current assets, and a $0.5 million operating lease liability in deferred revenue and other current liabilities, and remaining lease payments on an undiscounted basis are $0.2 million for 2020.

On August 22, 2019, the Company entered into a new lease agreement for office and laboratory space located in San Diego, California, for the Company's future corporate headquarters. The commencement date of this lease is expected to be September 21, 2020 and will expire October 1, 2030, unless terminated earlier. The base rent for the Company under this lease will be approximately $3.8 million for the first year of the lease, which amount will increase by 3% per year over the lease term. The Company has also received customary incentives from the landlord for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for the lease. As of March 31, 2020, the Company had not taken control of the space and the lease term had not commenced. Accordingly, no right-of-use asset or lease liability related to the lease has been recorded.

12. Shareholders' Equity

Sale of Common Stock

In January 2020, the Company sold 3,538,462 shares of its common stock at a public offering price of $97.50 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net proceeds from the transaction of $324.0 million.

In January 2019, the Company sold 1,854,838 shares of its common stock at a public offering price of $62.00 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net cash proceeds from the transaction of $107.9 million.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expense	$11,848	$5,157
General and administrative expense	9,719	5,974
	$21,567	$11,131

During the three months ended March 31, 2020, 496,521 shares were issued pursuant to stock option exercises, generating net proceeds of $15.2 million. During the three months ended March 31, 2019, 235,398 shares were issued pursuant to stock option exercises, generating net proceeds of $2.7 million.

Disgorgement Proceeds

In January 2019, the Company received a payment of $1.1 million, representing a disgorgement of short-swing profits from the sale of common stock by a beneficial owner pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. In January 2020, the Company received an immaterial disgorgement of short-swing profits. The Company recognized these proceeds as a capital contribution from shareholders and reflected a corresponding increase to additional paid-in capital.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission ("SEC").
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

Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. Our KRAS inhibitor programs are focused on developing novel inhibitors of KRAS mutations and includes one clinical program and a preclinical program. In immuno-oncology, we are advancing our kinase inhibitor clinical program where our product candidate has the potential to improve the immune environment of tumor cells and enhance and expand the efficacy of existing cancer immunotherapy medicines when given in combination. We also have additional preclinical programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

Our clinical programs consist of two product candidates: MRTX849, a KRAS G12C inhibitor, and sitravatinib, a multi-kinase inhibitor. We have several early discovery programs, including a preclinical program for a KRAS G12D inhibitor.

KRAS Inhibitor Program

The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family occur in up to approximately 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (approximately 85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Our KRAS inhibitor programs are focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We intend to pursue development of our KRAS G12C inhibitor program in both single agent and rational combination approaches. We also have a KRAS G12D inhibitor program in preclinical development.

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

Program Update

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable expansion of the single agent cohorts and could potentially serve as the basis of a new drug application (“NDA”) submission seeking accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we are expanding into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. In the first quarter of 2020, we have initiated enrollment in a registration enabling cohort as a monotherapy in NSCLC.

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

MRTX849 Development in Collaboration with Novartis Pharmaceuticals Corporation ("Novartis")

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of MRTX849 and Novartis’ investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and Novartis will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost.

MRTX849 and KRAS G12D Discovery Collaboration with Pfizer Inc. ("Pfizer")

In October 2014, we entered into a drug discovery collaboration and option agreement with Array BioPharma, Inc. ("Array," acquired by Pfizer Inc. during 2019) whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12C. In June 2017, the two parties entered into a second, separate discovery collaboration and option agreement whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12D. Both agreements established an option mechanism which enabled the Company to elect an exclusive worldwide license under the technology for the development and commercialization of certain products based on such compounds.

Under the agreements, following the joint discovery periods which have concluded, we executed our options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 and our KRAS G12D inhibitor program. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, we have incurred $4.3 million in development milestone payments from inception through March 31, 2020.

Sitravatinib

Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib is an investigational agent that is being evaluated in combination with immune checkpoint inhibitors.

Sitravatinib’s potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation. As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients with NSCLC who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. (“BeiGene”) which is evaluating sitravatinib in combination with tislelizumab, BeiGene’s investigational anti-PD-1 checkpoint inhibitor, in a number of advanced solid tumors.

Sitravatinib in Combination with Nivolumab

In an ongoing Phase 2 clinical trial, we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC who have experienced documented disease progression following prior treatment with a checkpoint inhibitor. On May 7, 2020, we announced updated preliminary data from this clinical trial. Patients in the prior clinical benefit ("PCB") cohort experienced PCB on a checkpoint inhibitor as part of their last treatment regimen prior to enrollment. PCB is defined as either complete response, partial response, or stable disease for greater than or equal to 12 weeks. The PCB cohort had been fully enrolled with 87 patients.

As of the data cutoff of January 30, 2020:

•	preliminary median overall survival of 15.6 months for the PCB cohort (n=87);

•
preliminary median overall survival of 18.1 months for the subset of PCB patients who received the combination as either 2nd or 3rd line of therapy after progressing on treatment with a checkpoint inhibitor (n=73), which is a patient cohort consistent with the inclusion criteria for the ongoing Phase 3 clinical trial; and

•	the combination has been well-tolerated and most adverse events were Grade 1 or 2 and were similar to data presented previously.

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

On January 7, 2019, we announced a clinical trial collaboration with BMS in connection with the aforementioned Phase 3 clinical trial. Under the terms of the collaboration, we are sponsoring and funding the clinical trial and BMS is providing nivolumab at no cost. In certain specified cases, BMS will have an exclusive right to negotiate a commercial agreement with us for a limited period of time with respect to developing and commercializing sitravatinib worldwide excluding certain territories in Asia, Australia and New Zealand. We maintain global development and commercial rights to sitravatinib outside of certain Asian territories, where we have partnered with BeiGene, and we are free to develop the program in combination with other agents.

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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes the significant items within our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,		Increase
	2020	2019	(Decrease)
License and collaboration revenues	$267	$1,244	$(977)

Research and development expenses	$71,708	$34,240	$37,468
General and administrative expenses	18,046	9,762	8,284
Other income, net	2,832	1,846	986

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. License and collaboration revenues for the three months ended March 31, 2020 and 2019 were $0.3 million and $1.2 million, respectively, and relate to revenues earned related to a manufacturing supply services agreement with BeiGene.

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

•	fees paid to contract services related to drug discovery efforts including chemistry and biology services;

•	license fees paid in connection with our early discovery efforts; and

•	costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred.

Our research and development efforts during the three months ended March 31, 2020 and 2019 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses, (in thousands):

	Three months ended March 31,		Increase
	2020	2019	(Decrease)
Third-party research and development expenses:
Clinical development programs:
MRTX849	25,090	4,622	20,468
Sitravatinib	15,610	13,729	1,881
Discontinued programs	497	1,089	(592)
Pre-clinical development programs:
KRAS inhibitors	5,508	4,438	1,070
Preclinical and early discovery	3,600	787	2,813
Total third-party research and development expenses	50,305	24,665	25,640
Salaries and other employee related expense	7,242	3,816	3,426
Share-based compensation expense	11,848	5,157	6,691
Other research and development costs	2,313	602	1,711
Research and development expense	$71,708	$34,240	$37,468
Research and development expenses for the three months ended March 31, 2020 were $71.7 million compared to $34.2 million for the three months ended March 31, 2019. The increase of $37.5 million primarily relates to increases in third-party research and development expense of $25.6 million, share-based compensation expense of $6.7 million and salaries and other employee related expense of $3.4 million. The increase in third-party research and development expense relates to an increase in expenses associated with development of MRTX849 of $20.5 million and sitravatinib of $1.9 million, offset by decreases in expenses associated with discontinued programs of $0.6 million. The increase in expenses associated with MRTX849 relates to the Phase 1 clinical trial which was initiated in the first quarter of 2019 and the costs are comprised largely of manufacturing expenses, CRO fees and other clinical trial-related expenses. The increase in development expense for sitravatinib is due to increased manufacturing expenses, investigator payment expenses, and CRO expenses to support the expansion of existing and new sitravatinib clinical trials. The decreases in expenses associated with discontinued programs are due to decisions made in prior years to discontinue development of glesatinib and mocetinostat. The increase in share-based compensation of $6.7 million is due to an increase in the fair value of stock options granted during the three months ended March 31, 2020, compared to the same period in 2019. The increase in salaries and other employee related expense of $3.4 million is primarily due to an increase in the number of research and development employees employed during the three months ended March 31, 2020, compared to the same period in 2019.

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

General and administrative expenses for the three months ended March 31, 2020 and 2019 were $18.0 million and $9.8 million, respectively, representing an increase of $8.2 million. The increase in expense for the three months ended March 31, 2020 is due primarily to an increase in share-based compensation expense of $3.7 million, and to a lesser extent increases in salaries and other employee related expense of $2.7 million, professional services expense of $1.0 million, and facilities, insurance and other expense of $0.8 million. The increase in share-based compensation expense is due to an increase in the fair value of stock options granted during the three months ended March 31, 2020, compared to the same period in 2019. The increase in salaries and other employee related expense and facilities, insurance and other expense is due primarily to an increase in the number of general and administrative employees during the three months ended March 31, 2020 compared to the same period in 2019. The increase in professional services expense is due to an increase in consulting fees.

Other Income, Net

Other income, net for the three months ended March 31, 2020 was $2.8 million compared to $1.8 million for the same period in 2019, and consists primarily of interest income. The increase in interest income is due to an increase in short-term investment balances.

Liquidity and Capital Resources
At March 31, 2020, we had $695.4 million of cash, cash equivalents and short-term investments compared to $415.1 million at December 31, 2019. In January 2020, we completed a public offering of our common stock that generated net proceeds of $324.0 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock, and to a lesser extent through up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(59,004)	$(34,482)
Net cash used in investing activities	(122,227)	(35,208)
Net cash provided by financing activities	339,201	111,601
Increase in cash, cash equivalents and restricted cash	157,970	41,911

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was $59.0 million, compared to $34.5 million for the three months ended March 31, 2019, an increase of $24.5 million. Cash used in operating activities during 2020 primarily related to our net loss of $86.7 million, adjusted for non-cash items such as share-based compensation of $21.6 million and net cash inflows from a change in our operating assets and liabilities of $6.5 million. Cash used in operating activities during 2019 primarily related to our net loss of $40.9 million, adjusted for non-cash items such as share-based compensation expense of $11.1 million and net cash outflows from a change in our operating assets and liabilities of $3.8 million.

Net cash used in investing activities

For the three months ended March 31, 2020 and March 31, 2019, investing activities used cash of $122.2 million and $35.2 million, respectively due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 was $339.2 million and $111.6 million, respectively, and consisted of proceeds received from the issuance of common stock, exercise of common stock options, and disgorgement of shareholders' short-swing profits.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2020.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of March 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2020 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Relating to Our Financial Position and Capital Requirements

*    We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses for the three months ended March 31, 2020 and 2019 were $71.7 million and $34.2 million, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception in 1995. Our net loss for the three months ended March 31, 2020 and 2019 were $86.7 million and $40.9 million, respectively. As of March 31, 2020, we had an accumulated deficit of $859.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

*    Raising additional funds through debt or equity financing will be dilutive and raising funds through licensing agreements may be dilutive, restrict operations or relinquish proprietary rights.

To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current shareholders and the terms may include liquidation or other preferences that adversely affect the rights of our current shareholders. Existing shareholders may not agree with our financing plans or the terms of such financings. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. In addition, if we raise additional funds through future collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Additional funding may not be available to us on acceptable terms, or at all.

*    Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

*    Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

Our U.S. net operating loss ("NOL"), carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We believe we have experienced at least one ownership change based on past financing transactions and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in tax years beginning after December 31, 2020 will be subject to a percentage limitation.  In addition, it is possible that we have in the past undergone, and in the future may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Risks Relating to Our Business and Industry

*    The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, severity of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on the global economy, financial markets or otherwise. As the COVID-19 pandemic continues to create disruption around the globe, our business, current and planned clinical trials and preclinical research could be impacted in the United States and other countries, including:

•	delays or difficulties in enrolling patients in our ongoing clinical trials and our future clinical trials;

•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•
limitations in resources, including our employees, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the requirements to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter in place” or similar working restrictions;

•	interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•	delays or interruptions in the manufacture, supply, import/export or distribution of materials and services needed to conduct clinical trials and preclinical research;

•
changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether;

•	interruptions or delays to our research and development pipeline; and

•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as a result of the pandemic are collected pursuant to the study protocol and consistent with good clinical practices, with any material protocol deviation reviewed and approved by the site Institutional Review Board. Patients who may miss scheduled appoints, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which describe a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

Our research and development programs and product candidates are at an early stage of development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. Sitravatinib is in a Phase 3 combination clinical trial, and Phase 1/2 combination clinical trials. MRTX849 is in Phase 1/2 clinical trials and we have a KRAS G12D inhibitor preclinical program. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

We outsource certain functions, tests and services to CROs, medical institutions and collaborators and outsource manufacturing to collaborators and/or contract manufacturers, and we rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In particular, we rely on CROs to run our clinical trials on our behalf and contract manufacturers to manufacture our product candidates. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or to acceptable quality standards, and we could suffer significant delays in the development of our products or processes. In particular, certain third party service providers may be unable to comply with their contractual obligations to us due to disruptions caused by COVID-19, including reduced operations or headcount reductions, or otherwise, and in certain cases we may have limited recourse if the non-compliance is due to factors outside of the service provider’s control.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, "ACA") became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there remains judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Drug Supply Chain Security Act, enacted in 2013, imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the ACA, as well as alternative or replacement healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. It is possible that additional governmental action is taken to address the COVID-19 pandemic. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Securities legislation in the United States, Canada and other countries makes it relatively easy for shareholders to sue. This could lead to frivolous lawsuits which could take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims.

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

We are dependent upon our own or third-party information technology systems, infrastructure and data, to operate our business. Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access (including by foreign private parties and state actors), natural disasters, terrorism, war and telecommunication and electrical failure. Cyber-attacks are increasing in their frequency, sophistication and intensity, and the prevalent use of mobile devices that access confidential information increases the risk of data security breaches. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third-party service vendors’ operations could result in a material disruption of our drug discovery and development programs or theft of our intellectual property. In addition, we rely upon third-party contractors and service providers for the hosting, support and/or maintenance of some aspects of our computer hardware, computer software and telecommunications systems. Failure of those contractors and service providers to provide systems and services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs, or loss of confidential or proprietary information. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our drug discovery and development programs may be adversely affected and the further development of our product candidates may be delayed. Furthermore, such disruptions or security breaches could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs.

*    Changes in funding for the FDA, the SEC and other government agencies, or shutdowns or furloughs related to the COVID-19 pandemic, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current shareholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. Factors such as clinical and regulatory developments regarding our products or processes, developments regarding potential or future third-party collaborators, announcements of technological innovations, new commercial products, patents, the development of proprietary rights by us or by others or any litigation relating to these rights, regulatory actions, general conditions in the biotechnology and pharmaceutical industries, failure to meet analysts’ expectations, publications, financial results or public concern over the safety of biopharmaceutical and biotechnological products, economic conditions in the United States and other countries, terrorism and other factors could have a significant effect on the share price for our shares of common stock. Any setback or delay in the clinical development of our programs could result in a significant decrease in our share price. In recent years the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition, other biotechnology companies' or our competitors’ programs could have positive or negative results that impact their stock prices and their results or experience stock price fluctuations that could have a positive or negative impact on our stock price, regardless whether such impact is direct or not.

Shareholders may not agree with our business, scientific, clinical and financial strategy, including additional dilutive financings, and may decide to sell their shares or vote against such proposals. Such actions could materially impact our stock price. In addition, portfolio managers of funds or large investors can change or change their view on us and decide to sell our shares. These actions could have a material impact on our stock price. In order to complete a financing, or for other business reasons, we may elect to consolidate our shares of common stock. Investors may not agree with these actions and may sell our shares. We may have little or no ability to impact or alter such decisions.

*    Our principal shareholders control the majority of our shares, and their actions may significantly influence matters submitted to our shareholders for approval and our share price.

Based on the information available to us as of March 31, 2020, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 42% of our outstanding common stock. Boxer Capital, LLC ("Boxer Capital") and its affiliates collectively own 13% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC ("Baker Brothers") the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Baker Brothers, Boxer Capital or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

Pursuant to our 2013 Equity Incentive Plan (the "2013 Plan"), and our 2013 Employee Stock Purchase Plan (the "ESPP"), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Pursuant to the Inducement Plan, the Board of Directors is authorized to grant stock options and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our shareholders to experience additional dilution, which could cause our stock price to fall.

Our bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our shareholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or Bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

This choice of forum provision may limit a shareholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims, although our shareholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, would be our shareholders’ only source of gain.

We have never declared or paid any cash dividends on our common shares, and we currently expect that earnings, if any, and cash flow will primarily be retained and used in our operations, including servicing any debt obligations we may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, we may not be able to generate sufficient cash flow in order to allow us to pay future dividends on, or make any distributions with respect to our common stock. As a result, capital appreciation, if any, of our common stock would be our shareholders’ sole source of gain on their investment in our common stock for the foreseeable future.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(4)
4.3	Form of Warrant to Purchase Common Stock.(5)
4.4	Form of Warrant to Purchase Common Stock.(6)
10.1	Separation and Release Agreement, dated January 3, 2020, by and between the Registrant and Jamie Donadio.
10.2	Separation and Release Agreement, dated January 3, 2020, by and between the Registrant and Chris LeMasters.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: May 7, 2020	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	by:	/s/ Daniel R. Faga
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Date: May 7, 2020	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)