Form 10-Q
period 2020-06-30
Mirati Therapeutics, Inc.
filed 2020-08-06
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on August 3, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	44,540,693

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$131,689	$46,535
Short-term investments	514,021	368,515
Other current assets	8,327	9,357
Total current assets	654,037	424,407
Property and equipment, net	3,187	1,776
Other long-term assets	6,726	6,017
Total assets	$663,950	$432,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$56,843	$48,082
Deferred revenue and other current liabilities	852	824
Total current liabilities	57,695	48,906
Other long-term liabilities	1,251	999
Total liabilities	58,946	49,905
Commitments and contingencies (see Note 11)
Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,482,308 and 39,517,329 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	45	40
Additional paid-in capital	1,535,490	1,144,667
Accumulated other comprehensive income	11,284	9,889
Accumulated deficit	(941,815)	(772,301)
Total shareholders’ equity	605,004	382,295
Total liabilities and shareholders’ equity	$663,950	$432,200

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
License and collaboration revenues	$—	$577	$267	$1,821
Total revenue	—	577	267	1,821
Operating expenses
Research and development	65,083	38,324	136,791	72,564
General and administrative	19,779	9,894	37,825	19,656
Total operating expenses	84,862	48,218	174,616	92,220
Loss from operations	(84,862)	(47,641)	(174,349)	(90,399)
Other income, net	2,003	1,946	4,835	3,792
Net loss	$(82,859)	$(45,695)	$(169,514)	$(86,607)
Unrealized gain on available-for-sale investments	1,577	151	1,395	309
Comprehensive loss	$(81,282)	$(45,544)	$(168,119)	$(86,298)
Basic and diluted net loss per share	$(1.89)	$(1.26)	$(3.91)	$(2.43)
Weighted average number of shares used in computing net loss per share, basic and diluted	43,825,723	36,173,605	43,356,207	35,580,279

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at March 31, 2020	43,552,312	$44	$1,505,431	$9,707	$(858,956)	$656,226
Net loss for the period	—	—	—	—	(82,859)	(82,859)
Share-based compensation expense	—	—	20,787	—	—	20,787
Issuance of common stock from 2013 Employee Stock Purchase Plan ("ESPP")	6,207	—	524	—	—	524
Issuance of common stock under equity incentive plans	323,789	—	8,749	—	—	8,749
Net exercise of warrants	600,000	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	1,577	—	1,577
Balance at June 30, 2020	44,482,308	$45	$1,535,490	$11,284	$(941,815)	$605,004

Three Months Ended June 30, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at March 31, 2019	36,029,093	$36	$873,838	$9,637	$(599,957)	$283,554
Net loss for the period	—	—	—	—	(45,695)	(45,695)
Issuance of common stock, net of issuance costs	2,415,000	3	219,924	—	—	219,927
Share-based compensation expense	—	—	12,589	—	—	12,589
Issuance of common stock from ESPP	9,844	—	323	—	—	323
Issuance of common stock under equity incentive plans	97,489	—	1,632	—	—	1,632
Unrealized gain on investments	—	—	—	151	—	151
Balance at June 30, 2019	38,551,426	$39	$1,108,306	$9,788	$(645,652)	$472,481

See accompanying notes

Mirati Therapeutics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss for the period	—	—	—	—	(169,514)	(169,514)
Issuance of common stock, net of issuance costs	3,538,462	4	323,973	—	—	323,977
Share-based compensation expense	—	—	42,354	—	—	42,354
Issuance of common stock from ESPP	6,207	—	524	—	—	524
Issuance of common stock under equity incentive plans	820,310	—	23,932	—	—	23,932
Net exercise of warrants	600,000	1	(1)	—	—	—
Proceeds from disgorgement of shareholders' short-swing profits	—	—	41	—	—	41
Unrealized gain on investments	—	—	—	1,395	—	1,395
Balance at June 30, 2020	44,482,308	$45	$1,535,490	$11,284	$(941,815)	$605,004

Six Months Ended June 30, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2018	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576
Net loss for the period	—	—	—	—	(86,607)	(86,607)
Issuance of common stock, net of issuance costs	4,269,838	5	327,805	—	—	327,810
Share-based compensation expense	—	—	23,720	—	—	23,720
Issuance of common stock from ESPP	9,844		323			323
Issuance of common stock under equity incentive plans	332,887	—	4,300	—	—	4,300
Net exercise of warrants	1,400,000	1	(1)	—	—	—
Proceeds from disgorgement of shareholders' short-swing profits	—	—	1,050	—	—	1,050
Unrealized gain on investments	—	—	—	309	—	309
Balance at June 30, 2019	38,551,426	$39	$1,108,306	$9,788	$(645,652)	$472,481

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(169,514)	$(86,607)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation of property and equipment	253	99
Accretion of discount on investments	(863)	(1,964)
Share-based compensation expense	42,354	23,720
Changes in operating assets and liabilities:
Other current assets	1,029	(6,313)
Other long-term assets	(409)	(3,982)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	8,803	2,097
Cash flows used in operating activities	(118,347)	(72,950)
Investing activities:
Purchases of short-term investments	(384,127)	(212,666)
Sales and maturities of short-term investments	240,878	171,600
Purchases of property, plant, and equipment	(1,425)	(69)
Cash flows used in investing activities	(144,674)	(41,135)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	323,977	327,810
Proceeds from issuance of common stock under equity incentive plans	23,932	4,300
Proceeds from disgorgement of shareholders' short-swing profits	41	1,050
Proceeds from stock issuances under employee stock purchase plan	524	323
Cash flows provided by financing activities	348,474	333,483
Increase in cash, cash equivalents and restricted cash	85,453	219,398
Cash, cash equivalents and restricted cash, beginning of period	46,856	32,694
Cash, cash equivalents and restricted cash, end of period	$132,309	$252,092

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$131,689	$252,092
Restricted cash included in other long-term assets	620	—
Total cash, cash equivalents and restricted cash	$132,309	$252,092

Supplemental disclosures of non-cash investing activities:
Purchases of property, plant, and equipment included within accounts payable and accrued liabilities	$239	$—

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents as they are anti-dilutive. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option and warrant agreements.

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock options	2,112,690	2,371,908	2,145,789	2,347,335
Common stock warrants	9,623,913	10,417,753	9,658,342	10,710,055
Total	11,736,603	12,789,661	11,804,131	13,057,390

3. Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities are required to use a new forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years. Effective January 1, 2020, the Company adopted the provisions of ASU 2016-13. The adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update includes removing several exceptions under the existing guidance and includes several simplification updates, none of which apply to the Company's current accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Effective January 1, 2020, the Company early adopted this updated guidance and it did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

4. Short-Term Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of June 30, 2020
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$177,244	$1,044	$—	$178,288
Commercial paper	1 year or less	233,296	594	(1)	233,889
U.S. Agency bonds	2 years or less	38,308	75	(1)	38,382
U.S. Treasury bills	1 year or less	63,411	52	(1)	63,462
		$512,259	$1,765	$(3)	$514,021

		As of December 31, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$160,065	$233	$(1)	$160,297
Commercial paper	1 year or less	120,862	74	—	120,936
U.S. Agency bonds	2 years or less	50,745	41	(4)	50,782
U.S. Treasury bills	2 years or less	36,474	27	(1)	36,500
		$368,146	$375	$(6)	$368,515

The Company has classified all of its investment securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. As of June 30, 2020, and December 31, 2019, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded as of June 30, 2020.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$12,198	$12,198	$—
Money market funds	119,491	119,491	—
Total cash and cash equivalents	131,689	131,689	—

Short-term investments:
U.S. Treasury bills	63,462	63,462	—
Corporate debt securities	178,288	—	178,288
Commercial paper	233,889	—	233,889
U.S. Agency bonds	38,382	—	38,382
Total short-term investments	514,021	63,462	450,559
Total	$645,710	$195,151	$450,559

	December 31, 2019
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$662	$662	$—
Money market funds	45,873	45,873	—
Total cash and cash equivalents	46,535	46,535	—

Short-term investments:
U.S. Treasury bills	36,500	36,500	—
Corporate debt securities	160,297	—	160,297
Commercial paper	120,936	—	120,936
U.S. Agency bonds	50,782	—	50,782
Total short-term investments	368,515	36,500	332,015
Total	$415,050	$83,035	$332,015

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2020 and December 31, 2019. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2020 or the year ended December 31, 2019.

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid expenses	$5,043	$5,672
Deposits and other receivables	1,471	2,119
Interest receivable	1,813	1,566
	$8,327	$9,357

The other long-term assets balance as of June 30, 2020 consisted of $5.4 million in deposits paid in conjunction with the Company's research and development activities, $0.7 million for an operating right-of-use asset for the Company's corporate headquarters, and $0.6 million for a security deposit in connection with the lease of the Company's future corporate headquarters. As of December 31, 2019, the other long-term assets balance consisted of $5.1 million in deposits paid in conjunction with the Company's research and development activities, $0.6 million for an operating right-of-use asset for the Company's corporate headquarters, and $0.3 million for a security deposit in connection with the lease of the Company's future corporate headquarters.

7. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment	$201	$201
Office and other equipment	329	329
Laboratory equipment	2,791	2,212
Leasehold improvements	63	63
Assets not placed in service	1,085	—
Gross property and equipment	4,469	2,805
Less: Accumulated depreciation	(1,282)	(1,029)
Property and equipment, net	$3,187	$1,776

The Company incurred $0.1 million and immaterial depreciation expense for the three months ended June 30, 2020 and 2019, and $0.3 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

8. Accounts Payable, Accrued Liabilities and Long-Term Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accounts payable	$24,099	$16,367
Accrued clinical expense	22,920	21,290
Accrued development and other expense	4,743	2,510
Accrued compensation and benefits	5,081	7,915
	$56,843	$48,082

The long-term liabilities balance of $1.3 million as of June 30, 2020, and $1.0 million as of December 31, 2019, consisted primarily of clinical trial-related liabilities.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore during 2018 the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss; no revenue related to this performance obligation was recorded during the three and six months ended June 30, 2020 or 2019.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and will continue into 2020. No revenue related to this performance obligation was recognized for the three months ended June 30, 2020. The Company recognized $0.6 million as license and collaboration revenues for this performance obligation for the three months ended June 30, 2019, primarily consisting of cost-sharing payments due from BeiGene. The Company recognized $0.3 million as license and collaboration revenues for this performance obligation for the six months ended June 30, 2020, primarily consisting of cost-sharing payments due from BeiGene. The Company recognized $1.8 million as license and collaboration revenues for this performance obligation for the six months ended June 30, 2019, of which $1.6 million relates to cost-sharing payments due from BeiGene and $0.2 million relates to recognition from the deferred revenue balance.

Milestone Payments. The Company is entitled to development milestones under the agreement. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. No milestone payments were earned during the three and six months ended June 30, 2020 or 2019. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company's control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2020 or 2019.

The following table presents a summary of the activity in the Company's contract liabilities during the six months ended June 30, 2020 (in thousands):

Opening balance, January 1, 2020	$(172)
Revenue from performance obligations satisfied during reporting period	29
Closing balance, June 30, 2020	$(143)

The closing balance represents deferred revenue and was classified within current liabilities at June 30, 2020.

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

Under the agreements, following the joint discovery periods which have concluded, the Company executed its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $4.3 million in development milestone payments from inception through June 30, 2020.

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

No expense was incurred under these agreements for the three months ended June 30, 2020. For the six months ended June 30, 2020, the Company incurred expenses under these agreements with Pfizer of $4.5 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for MRTX849, and $1.5 million in research and development services. For the three months ended June 30, 2019, the Company incurred expense of $1.5 million, consisting of research and development services. For the six months ended June 30, 2019, the Company incurred expense of $4.0 million, consisting of a $1.0 million milestone payment for initiation of the first Phase 1 trial for MRTX849, and $3.0 million in research and development services.

10. Warrants

As of June 30, 2020, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	4,533,224
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			9,092,873

During the three and six months ended June 30, 2020, 600,006 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 600,000 shares of common stock. No warrants were exercised during the three months ended June 30, 2019. During the six months ended June 30, 2019, 1,400,025 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 1,400,000 shares of common stock.

11. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement and to extend the term of the original lease for one year through January 31, 2019. On April 5, 2018, the Company entered into a Second Amendment to Lease Agreement to extend the lease term through January 31, 2020. On August 2, 2018, the Company entered into a Third Amendment to Lease Agreement to expand the size of the existing space for an additional base rent of $4,000 per month. On October 30, 2019, the Company entered into a Fourth Amendment to Lease Agreement to extend the lease term to approximately October 1, 2020, and to expand the size of the existing space for no additional base rent. On March 4, 2020, the Company entered into a Fifth Amendment to Lease Agreement to expand the size of the existing space for no additional base rent. All other terms and covenants from the original lease agreement remain unchanged.

The Company's building lease is considered to be an operating lease. The lease agreement indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease obligations. The Company recorded less than $0.1 million and $0.1 million in operating lease cost for the three months ended June 30, 2020 and 2019, respectively. The Company recorded $0.1 million and $0.2 million in operating lease cost for the six months ended June 30, 2020 and 2019, respectively. The building lease has a remaining lease term of under one year from June 30, 2020. As of June 30, 2020, the condensed consolidated balance sheet includes a $0.7 million operating right-of-use asset within other long-term assets, and a $0.7 million operating lease liability in deferred revenue and other current liabilities, and remaining lease payments on an undiscounted basis are $0.2 million for 2020 and $0.1 million for 2021.

On June 30, 2020, the Company entered into an amended and restated lease agreement (the "Amended and Restated Lease") for office and laboratory space located in San Diego, California, for the Company's future corporate headquarters. The Amended and Restated Lease supersedes in its entirety the original lease agreement for the Company's future corporate headquarters dated as of August 22, 2019. The commencement date of the Amended and Restated Lease is expected to be March 22, 2021, and the Amended and Restated Lease will have a lease term of 12 years ("Lease Term"), unless terminated earlier. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $0.6 million per month following the abatement period, which amount will increase by 3% per year over the Lease Term. The Company has also received customary incentives from the landlord for tenant improvements, which effectively reduce the total lease payments owed for the lease. As of June 30, 2020, the Company had not taken control of the space and the Lease Term had not commenced. Accordingly, no right-of-use asset or lease liability related to the lease has been recorded.

12. Shareholders' Equity

Sale of Common Stock

In January 2020, the Company sold 3,538,462 shares of its common stock at a public offering price of $97.50 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net proceeds from the transaction of $324.0 million.

In June 2019, the Company sold 2,415,000 shares of its common stock at a public offering price at $97.00 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net proceeds from the transaction of $219.9 million.

In January 2019, the Company sold 1,854,838 shares of its common stock at a public offering price of $62.00 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net cash proceeds from the transaction of $107.9 million.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$11,457	$6,611	$23,305	$11,768
General and administrative expense	9,330	5,978	19,049	11,952
	$20,787	$12,589	$42,354	$23,720

During the three and six months ended June 30, 2020, 323,789 and 820,310 shares were issued under our equity incentive plans, generating net proceeds of $8.7 million and $23.9 million, respectively. During the three and six months ended June 30, 2019, 97,489 and 332,887 shares were issued under our equity incentive plans, generating net proceeds of $1.6 million and $4.3 million, respectively.

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

13. Subsequent Event

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million.

ORIC Pharmaceuticals Agreement

On August 3, 2020, the Company entered into a license agreement with ORIC Pharmaceuticals, Inc. ("ORIC") under which it granted an exclusive worldwide license to develop and commercialize small molecule inhibitors of the polycomb repressive complex 2, or PRC2 (the "ORIC Agreement"). Under the terms of the ORIC Agreement, Mirati received a one-time non-cash payment of $20.0 million in shares of ORIC common stock. The number of shares issued to the Company were based on a price of $34.00 per share, representing a premium of 10% to the 60-day volume weighted average trading price of ORIC shares. Mirati’s obligation under the ORIC Agreement is to transfer the licensed technology to ORIC.

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

Our clinical programs consist of two product candidates: MRTX849, a KRAS G12C inhibitor, and sitravatinib, a multi-kinase inhibitor. Our preclinical pipeline includes MRTX1133, a KRAS G12D inhibitor, and other discovery stage programs.

KRAS Inhibitor Programs

The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family occur in up to approximately 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (approximately 85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Historically, KRAS has been extremely difficult to directly inhibit due to the absence of a tractable small molecule drug binding site. Our KRAS inhibitor programs are focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We are pursuing development of our KRAS G12C and KRAS G12D inhibitor programs in both single agent and rational combination approaches.

MRTX849, a KRAS G12C inhibitor

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

Program Update

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application ("IND") for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial is designed to enable expansion of the single agent cohorts and could potentially serve as the basis of a new drug application (“NDA”) submission seeking accelerated approval by the FDA. This trial also enables exploratory combination cohorts. Following single agent dose escalation, we are expanding into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the G12C mutation. In the first quarter of 2020, we have initiated enrollment in a registration enabling cohort as a monotherapy in NSCLC.

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

MRTX849 Development in Collaboration with Novartis Pharmaceuticals Corporation ("Novartis")

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of MRTX849 and Novartis’ investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and Novartis will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost. This clinical trial is currently enrolling patients.

MRTX1133, a KRAS G12D inhibitor

MRTX1133, our lead KRAS G12D compound, has been identified as a clinical development candidate and is a potent and selective inhibitor of KRAS G12D. KRAS G12D mutations have been detected in over 25 different types of cancer, including pancreatic, colon, lung and endometrial adenocarcinoma. The prevalence of cancers harboring KRAS G12D mutations exceeds the prevalence of KRAS G12C positive cancers by greater than two-fold and is an area of significant unmet medical need. MRTX1133 is presently advancing through IND-enabling preclinical studies, including regulatory toxicology studies and clinical trial manufacturing activities, and plan to file an IND in the first half of 2021.

MRTX849 and MRTX1133 Discovery Collaboration with Pfizer Inc. ("Pfizer")

In October 2014, we entered into a drug discovery collaboration and option agreement with Array BioPharma, Inc. ("Array," acquired by Pfizer during 2019) whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12C. In June 2017, the two parties entered into a second, separate discovery collaboration and option agreement whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12D. Both agreements established an option mechanism which enabled the Company to elect an exclusive worldwide license under the technology for the development and commercialization of certain products based on such compounds.

Under the agreements, following the joint discovery periods which have concluded, we executed our options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, we have incurred $4.3 million in development milestone payments from inception through June 30, 2020.

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

We held an end of Phase 2 meeting with the FDA in the third quarter of 2018 with respect to the development of sitravatinib in combination with a checkpoint inhibitor in NSCLC. Based on feedback received from the FDA, we initiated in July 2019 a Phase 3 randomized clinical trial in second-line NSCLC patients. The Phase 3 clinical trial is comparing the combination of sitravatinib plus nivolumab to docetaxel in patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor. Ultimately, we expect the results of this clinical trial, if positive, to enable an NDA submission for the treatment of NSCLC patients whose tumors have progressed following treatment with a platinum-containing regimen in combination with a checkpoint inhibitor. Enrollment is ongoing in the Phase 3 clinical trial.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
License and collaboration revenues	$—	$577	$(577)	$267	$1,821	$(1,554)

Research and development expenses	$65,083	$38,324	$26,759	$136,791	$72,564	$64,227
General and administrative expenses	19,779	9,894	9,885	37,825	19,656	18,169
Other income, net	2,003	1,946	57	4,835	3,792	1,043

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. No license and collaboration revenues were earned for the three months ended June 30, 2020, and $0.3 million in license and collaboration revenues were earned for the six months ended June 30, 2020. License and collaboration revenues for the three and six months ended June 30, 2019 were $0.6 million and $1.8 million, respectively. License and collaboration revenues earned for these periods relate to a manufacturing supply services agreement with BeiGene.

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

Our research and development efforts during the three and six months ended June 30, 2020 and 2019 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses, (in thousands):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Third-party research and development expenses:
Clinical development programs:
MRTX849	24,187	7,585	16,602	54,785	14,964	39,821
Sitravatinib	14,295	16,152	(1,857)	29,905	29,882	23
Discontinued programs	652	652	—	1,148	1,741	(593)
Pre-clinical development programs:
MRTX1133	1,963	1,751	212	4,202	3,432	770
Preclinical and early discovery	1,707	636	1,071	3,069	1,423	1,646
Total third-party research and development expenses	42,804	26,776	16,028	93,109	51,442	41,667
Salaries and other employee related expense	8,018	4,126	3,892	15,260	7,942	7,318
Share-based compensation expense	11,457	6,611	4,846	23,305	11,768	11,537
Other research and development costs	2,804	811	1,993	5,117	1,412	3,705
Research and development expense	$65,083	$38,324	$26,759	$136,791	$72,564	$64,227
Research and development expenses for the three months ended June 30, 2020 were $65.1 million compared to $38.3 million for the three months ended June 30, 2019. The increase of $26.8 million primarily relates to increases in third-party research and development expense of $16.0 million, share-based compensation expense of $4.8 million and salaries and other employee related expense of $3.9 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with development of MRTX849 of $16.6 million. The increase in expenses associated with MRTX849 relates to the Phase 1 clinical trial which was initiated in the first quarter of 2019 and the costs are comprised largely of manufacturing expenses, CRO fees and other clinical trial-related expenses. The increase in share-based compensation of $4.8 million is due to an increase in the fair value of equity awards granted during the three months ended June 30, 2020, compared to the same period in 2019. The increase in salaries and other employee related expense of $3.9 million is primarily due to an increase in the number of research and development employees employed during the three months ended June 30, 2020, compared to the same period in 2019.

Research and development expenses for the six months ended June 30, 2020 were $136.8 million compared to $72.6 million for the six months ended June 30, 2019. The increase of $64.2 million relates to increases in third-party research and development expense of $41.7 million, an increase in salaries and other employee related expense of $7.3 million, and an increase in share-based compensation expense of $11.5 million. The increase in third-party research and development expense, salaries and other employee related expense, and share-based compensation expense is due to the factors that influenced similar fluctuations for the three months ended June 30, 2020 and 2019, respectively.

At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib and MRTX849. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing sitravatinib, MRTX849 and MRTX1133, or any of our other preclinical programs into more advanced stages of clinical development.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, business development, legal, human resources, medical affairs, commercial and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

General and administrative expenses for the three months ended June 30, 2020 and 2019 were $19.8 million and $9.9 million, respectively, representing an increase of $9.9 million. The increase in expense for the three months ended June 30, 2020 is due primarily to an increase in share-based compensation expense of $3.4 million, and professional services expense of $3.2 million, and to a lesser extent increases in salaries and other employee related expense of $2.5 million, and facilities, insurance and other expense of $0.9 million. The increase in share-based compensation expense is due to an increase in the fair value of equity awards granted during the three months ended June 30, 2020, compared to the same period in 2019. The increase in professional service expense is primarily due to an increase in commercial and medical affairs costs, and consulting fees during the three months ended June 30, 2020, compared to the same period in 2019. The increase in salaries and other employee related expense and facilities, insurance and other expense is due primarily to an increase in the number of general and administrative employees during the three months ended June 30, 2020 compared to the same period in 2019, and is largely driven by commercial readiness activities.

General and administrative expenses for the six months ended June 30, 2020 and 2019 were $37.8 million and $19.7 million, respectively, representing an increase of $18.1 million. The increase in expense for the six months ended June 30, 2020 is due primarily to an increase in share-based compensation expense of $7.1 million, and to a lesser extent increases in salaries and other employee related expense of $5.2 million, professional services expense of $4.2 million, and facilities, insurance and other expense of $1.7 million. The increase in expense for the six months ended June 30, 2020 for each of the categories indicated is due to the same factors that influenced similar fluctuations for the three months ended June 30, 2020 and 2019, respectively.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net for the three months ended June 30, 2020 was $2.0 million compared to $1.9 million for the same period in 2019. Other income, net for the six months ended June 30, 2020 was $4.8 million compared to $3.8 million for the same period in 2019. The increase in interest income is due to an increase in short-term investment balances.

Liquidity and Capital Resources
At June 30, 2020, we had $645.7 million of cash, cash equivalents and short-term investments compared to $415.1 million at December 31, 2019. In January 2020, we completed a public offering of our common stock that generated net proceeds of $324.0 million. On July 2, 2020, we entered into a sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock, and to a lesser extent through up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(118,347)	$(72,950)
Net cash used in investing activities	(144,674)	(41,135)
Net cash provided by financing activities	348,474	333,483
Increase in cash, cash equivalents and restricted cash	85,453	219,398

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was $118.3 million, compared to $73.0 million for the six months ended June 30, 2019, an increase of $45.3 million. Cash used in operating activities during 2020 primarily related to our net loss of $169.5 million, adjusted for non-cash items such as share-based compensation of $42.4 million and net cash inflows from a change in our operating assets and liabilities of $9.4 million. Cash used in operating activities during 2019 primarily related to our net loss of $86.6 million, adjusted for non-cash items such as share-based compensation expense of $23.7 million and net cash outflows from a change in our operating assets and liabilities of $8.2 million.

Net cash used in investing activities

For the six months ended June 30, 2020 and June 30, 2019, investing activities used cash of $144.7 million and $41.1 million, respectively due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was $348.5 million and $333.5 million, respectively, and consisted of proceeds received from the issuance of common stock, issuance of common stock under equity incentive plans, and disgorgement of shareholders' short-swing profits.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2020, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2020.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of June 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2020 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $65.1 million and $38.3 million for the three months ended June 30, 2020 and 2019, respectively, and $136.8 million and $72.6 million for the six months ended June 30, 2020 and 2019, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception. Our net loss for the three months ended June 30, 2020 and 2019 were $82.9 million and $45.7 million, respectively, and $169.5 million and $86.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $941.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current shareholders and the terms may include liquidation or other preferences that adversely affect the rights of our current shareholders. Existing shareholders may not agree with our financing plans or the terms of such financings. In addition, the COVID-19 pandemic continues to rapidly evolve and may result in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. In addition, if we raise additional funds through future collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Additional funding may not be available to us on acceptable terms, or at all.

*    Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

As a result, our pre-2018 NOL carryforwards may expire prior to being used, and the deductibility of our NOL carryforwards generated in tax years beginning after December 31, 2017, in taxable years beginning after December 31, 2020, will be subject to a percentage limitation.  In addition, we believe that we have in the past undergone, and in the future it is possible we may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, including a recent California franchise tax law limiting the usability of California state NOLs to offset taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, severity of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on the global economy, financial markets or otherwise. As the COVID-19 pandemic continues to create disruption around the globe, our business, current and planned clinical trials and preclinical research could be impacted in the United States and other countries, including:

•	delays or difficulties in enrolling and retaining patients in our ongoing clinical trials and our future clinical trials;

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

Our clinical-stage product candidates as well as our other pipeline assets are at an early stage of development and will require significant further investment and regulatory approvals prior to commercialization. Sitravatinib is in a Phase 3 combination clinical trial, and Phase 1/2 combination clinical trials. MRTX849 is in Phase 1/2 clinical trials and MRTX1133 is in preclinical development. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our future collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

*    The timelines of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, "ACA") became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there remains judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

*    Competition in our targeted market area is intense and this field is characterized by rapid technological change. Therefore developments by competitors may substantially alter the predicted market or render our product candidates uncompetitive.

There are hundreds of drugs in clinical development today in the area of oncology therapeutics. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many companies have filed, and continue to file, patent applications in oncology which may or could affect our programs. Some of these patent applications may have already been allowed or issued, and others may issue in the future. In the oncology market, our major competitors include, but are not limited to: Amgen, Inc., Astellas Pharma

Inc., AstraZeneca plc, Eisai Co. Ltd., Eli Lilly and Company, Exelixis, Inc., F. Hoffman-La Roche Ltd., Johnson & Johnson, Merck & Co. Inc., Nektar Therapeutics, Novartis AG and Pfizer Inc. among others. Since this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed, and additional patents granted, in the future, as well as additional research and development programs expected in the future.

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

*    We are subject to competition for our skilled personnel and may experience challenges in identifying and retaining key personnel that could impair our ability to conduct our operations effectively.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Charles M. Baum, M.D., Ph.D., our President and Chief Executive Officer, James Christensen, Ph.D., our Executive Vice President and Chief Scientific Officer, Daniel Faga, our Executive Vice President and Chief Operating Officer, Benjamin Hickey, our Executive Vice President and Chief Commercial Officer and Joseph Leveque, M.D., our Executive Vice President and Chief Medical Officer, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these individuals to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Based on the information available to us as of June 30, 2020, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 60% of our outstanding common stock. Boxer Capital, LLC ("Boxer Capital") and its affiliates collectively own 12% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC ("Baker Brothers") the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Baker Brothers, Boxer Capital or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

*    Our bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our shareholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or Bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(4)
4.3	Form of Warrant to Purchase Common Stock.(5)
4.4	Form of Warrant to Purchase Common Stock.(6)
10.1	Separation and Release Agreement, dated June 1, 2020, by and between the Registrant and Isan Chen.
10.2	Amended and Restated Lease to 3545 Cray Court, dated June 30, 2020.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________________________________________________

(1)	Incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013.

(2)	Incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013.

(3)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016.

(4)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017.

(5)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017.

(6)	Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: August 6, 2020	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	by:	/s/ Daniel R. Faga
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Date: August 6, 2020	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)