Form 10-Q
period 2020-09-30
Mirati Therapeutics, Inc.
filed 2020-11-04
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 Total shares of common stock outstanding as of the close of business on November 2, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	50,281,081

MIRATI THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$131,434	$46,535
Short-term investments	447,616	368,515
Other current assets	16,341	9,357
Total current assets	595,391	424,407
Property and equipment, net	5,901	1,776
Long-term investment	11,400	—
Other long-term assets	7,159	6,017
Total assets	$619,851	$432,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$66,670	$48,082
Deferred revenue and other current liabilities	697	824
Total current liabilities	67,367	48,906
Other long-term liabilities	1,541	999
Total liabilities	68,908	49,905
Commitments and contingencies (see Note 11)
Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,754,466 and 39,517,329 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	45	40
Additional paid-in capital	1,569,592	1,144,667
Accumulated other comprehensive income	10,457	9,889
Accumulated deficit	(1,029,151)	(772,301)
Total shareholders’ equity	550,943	382,295
Total liabilities and shareholders’ equity	$619,851	$432,200
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
License and collaboration revenues	$11,424	$988	$11,690	$2,809
Total revenue	11,424	988	11,690	2,809
Operating expenses
Research and development	79,853	47,362	216,644	119,925
General and administrative	20,249	10,685	58,074	30,340
Total operating expenses	100,102	58,047	274,718	150,265
Loss from operations	(88,678)	(57,059)	(263,028)	(147,456)
Other income, net	1,342	2,786	6,178	6,576
Net loss	$(87,336)	$(54,273)	$(256,850)	$(140,880)
Unrealized (loss) gain on available-for-sale investments	(827)	103	568	412
Comprehensive loss	$(88,163)	$(54,170)	$(256,282)	$(140,468)
Basic and diluted net loss per share	$(1.96)	$(1.38)	$(5.87)	$(3.83)
Weighted average number of shares used in computing net loss per share, basic and diluted	44,614,226	39,197,213	43,778,607	36,799,173

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at June 30, 2020	44,482,308	$45	$1,535,490	$11,284	$(941,815)	$605,004
Net loss for the period	—	—	—	—	(87,336)	(87,336)
Share-based compensation expense	—	—	21,751	—	—	21,751
Issuance of common stock under equity incentive plans	272,158	—	12,351	—	—	12,351
Unrealized loss on investments	—	—	—	(827)	—	(827)
Balance at September 30, 2020	44,754,466	$45	$1,569,592	$10,457	$(1,029,151)	$550,943

Three Months Ended September 30, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at June 30, 2019	38,551,426	$39	$1,108,306	$9,788	$(645,652)	$472,481
Net loss for the period	—	—	—	—	(54,273)	(54,273)
Share-based compensation expense	—	—	15,106	—	—	15,106
Issuance of common stock under equity incentive plans	91,257	—	1,072	—	—	1,072
Net exercise of warrants	725,000	—	—	—	—	—
Unrealized gain on investments	—	—	—	103	—	103
Balance at September 30, 2019	39,367,683	$39	$1,124,484	$9,891	$(699,925)	$434,489

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss for the period	—	—	—	—	(256,850)	(256,850)
Issuance of common stock, net of issuance costs	3,538,462	4	323,973	—	—	323,977
Share-based compensation expense	—	—	64,104	—	—	64,104
Issuance of common stock from ESPP	6,207	—	524	—	—	524
Issuance of common stock under equity incentive plans	1,092,468	1	36,283	—	—	36,284
Net exercise of warrants	600,000	—	—	—	—	—
Proceeds from disgorgement of shareholders' short-swing profits	—	—	41	—	—	41
Unrealized gain on investments	—	—	—	568	—	568
Balance at September 30, 2020	44,754,466	$45	$1,569,592	$10,457	$(1,029,151)	$550,943

Nine Months Ended September 30, 2019
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2018	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576
Net loss for the period	—	—	—	—	(140,880)	(140,880)
Issuance of common stock, net of issuance costs	4,269,838	4	327,806	—	—	327,810
Share-based compensation expense	—	—	38,826	—	—	38,826
Issuance of common stock from ESPP	9,844	—	323	—	—	323
Issuance of common stock under equity incentive plans	424,144	—	5,372	—	—	5,372
Net exercise of warrants	2,125,000	2	(2)	—	—	—
Proceeds from disgorgement of shareholders' short-swing profits	—	—	1,050	—	—	1,050
Unrealized gain on investments	—	—	—	412	—	412
Balance at September 30, 2019	39,367,683	$39	$1,124,484	$9,891	$(699,925)	$434,489

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(256,850)	$(140,880)
Non-cash adjustments reconciling net loss to operating cash flows:
Non-cash consideration earned from license agreement	(11,424)	—
Change in fair value of long-term investment	24	—
Depreciation of property and equipment	435	156
Accretion of discount on investments	(877)	(2,818)
Share-based compensation expense	64,104	38,826
Changes in operating assets and liabilities:
Other current assets	(6,985)	(6,566)
Other long-term assets	(843)	(3,873)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	17,306	9,331
Cash flows used in operating activities	(195,110)	(105,824)
Investing activities:
Purchases of short-term investments	(456,608)	(458,115)
Sales and maturities of short-term investments	378,952	289,134
Purchases of property, plant, and equipment	(2,861)	(220)
Cash flows used in investing activities	(80,517)	(169,201)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	323,977	327,810
Proceeds from issuance of common stock under equity incentive plans	36,283	5,372
Proceeds from disgorgement of shareholders' short-swing profits	41	1,050
Proceeds from stock issuances under employee stock purchase plan	524	323
Cash flows provided by financing activities	360,825	334,555
Increase in cash, cash equivalents and restricted cash	85,198	59,530
Cash, cash equivalents and restricted cash, beginning of period	46,856	32,694
Cash, cash equivalents and restricted cash, end of period	$132,054	$92,224

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$131,434	$91,904
Restricted cash included in other long-term assets	620	320
Total cash, cash equivalents and restricted cash	$132,054	$92,224

Supplemental disclosures of non-cash investing activities:
Allowance utilized for tenant improvements	$1,662	$—
Fair value of long-term investment earned from license agreement	$11,400	$—

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

Revenue Recognition

The Company recognizes revenue in connection with certain collaboration and license agreements in accordance with the guidance of Revenue From Contracts With Customers, Accounting Standards Codification ("ASC") Topic 606 ("Topic 606"). Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	2,415,979	2,487,135	2,262,174	2,398,467
Common stock warrants	9,092,807	9,826,743	9,451,913	10,412,385
Total	11,508,786	12,313,878	11,714,087	12,810,852

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update includes removing several exceptions under the existing guidance and includes several simplification updates. The guidance is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Effective January 1, 2020, the Company early adopted this updated guidance and it did not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

4. Investments

The following tables summarize the Company's short-term investments (dollars in thousands):

		As of September 30, 2020
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$159,588	$576	$—	$160,164
Commercial paper	1 year or less	154,795	296	—	155,091
U.S. Agency bonds	2 years or less	79,120	38	(3)	79,155
U.S. Treasury bills	1 year or less	53,176	30	—	53,206
		$446,679	$940	$(3)	$447,616

		As of December 31, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$160,065	$233	$(1)	$160,297
Commercial paper	1 year or less	120,862	74	—	120,936
U.S. Agency bonds	2 years or less	50,745	41	(4)	50,782
U.S. Treasury bills	2 years or less	36,474	27	(1)	36,500
		$368,146	$375	$(6)	$368,515

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. As of September 30, 2020, and December 31, 2019, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded as of September 30, 2020.

As of September 30, 2020, the Company held 588,235 shares of ORIC Pharmaceuticals, Inc. ("ORIC") common stock subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of ORIC's common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability, with any unrealized gains and losses recorded in the Company's condensed consolidated statements of operations and comprehensive loss. See Note 5 for further details.

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

•Level 1- Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•Level 2- Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•Level 3- Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$18,812	$18,812	$—	$—
Money market funds	112,622	112,622	—	—
Total cash and cash equivalents	131,434	131,434	—	—

Short-term investments:
U.S. Treasury bills	53,206	53,206	—	—
Corporate debt securities	160,164	—	160,164	—
Commercial paper	155,091	—	155,091	—
U.S. Agency bonds	79,155	—	79,155	—
Total short-term investments	447,616	53,206	394,410	—

Long-term investment:
ORIC Pharmaceuticals	11,400	—	—	11,400

Total	$590,450	$184,640	$394,410	$11,400

	December 31, 2019
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$662	$662	$—
Money market funds	45,873	45,873	—
Total cash and cash equivalents	46,535	46,535	—

Short-term investments:
U.S. Treasury bills	36,500	36,500	—
Corporate debt securities	160,297	—	160,297
Commercial paper	120,936	—	120,936
U.S. Agency bonds	50,782	—	50,782
Total short-term investments	368,515	36,500	332,015
Total	$415,050	$83,035	$332,015

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2020 and December 31, 2019. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Level 3 fair value measurement of the Company's long-term investment utilized a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 88% volatility and an expected term of 1.3 years to determine the discount for lack of marketability of 22.5%. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2020 or the year ended December 31, 2019.

The following table presents the changes in estimated fair value of the Company's asset measured using significant unobservable inputs (Level 3) (in thousands):

September 30, 2020
Balance - January 1, 2020	$—
Additions	11,424
Change in fair value measurement	(24)
Balance - September 30, 2020	$11,400

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid expenses	$8,892	$5,672
Deposits and other receivables	5,914	2,119
Interest receivable	1,535	1,566
	$16,341	$9,357

The other long-term assets balance as of September 30, 2020 consisted of $6.0 million in deposits paid in conjunction with the Company's research and development activities, $0.6 million for an operating right-of-use asset for the Company's corporate headquarters, and $0.6 million for a security deposit in connection with the lease of the Company's future corporate headquarters. As of December 31, 2019, the other long-term assets balance consisted of $5.1 million in deposits paid in conjunction with the Company's research and development activities, $0.6 million for an operating right-of-use asset for the Company's corporate headquarters, and $0.3 million for a security deposit in connection with the lease of the Company's future corporate headquarters.

7. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment	$201	$201
Office and other equipment	329	329
Laboratory equipment	4,886	2,212
Leasehold improvements	63	63
Construction-in-progress	1,886	—
Gross property and equipment	7,365	2,805
Less: Accumulated depreciation	(1,464)	(1,029)
Property and equipment, net	$5,901	$1,776

The Company incurred $0.2 million and immaterial depreciation expense for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

8. Accounts Payable, Accrued Liabilities and Long-Term Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accounts payable	$15,975	$16,367
Accrued clinical expense	35,281	21,290
Accrued development and other expense	7,414	2,510
Accrued compensation and benefits	8,000	7,915
	$66,670	$48,082
The long-term liabilities balance of $1.5 million as of September 30, 2020, and $1.0 million as of December 31, 2019, consisted primarily of clinical trial-related liabilities.

9. License and Collaboration Agreements

BeiGene Agreement

Terms of Agreement

On January 7, 2018, the Company and BeiGene Ltd, ("BeiGene") entered into a Collaboration and License Agreement (the “BeiGene Agreement”), pursuant to which the Company and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the “Licensed Territory”). Under the BeiGene Agreement, the Company granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, with the Company retaining exclusive rights for the development, manufacture and commercialization of sitravatinib outside the Licensed Territory.

As consideration for the rights granted to BeiGene under the BeiGene Agreement, BeiGene paid the Company a non-refundable, non-creditable up-front fee of $10.0 million. BeiGene is also required to make milestone payments to the Company of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. The BeiGene Agreement additionally provides that BeiGene is obligated to pay to the Company royalties at tiered percentage rates ranging from mid-single digits to twenty percent on annual net sales of licensed products in the Licensed Territory, subject to reduction under specified circumstances. The BeiGene Agreement also provides that the Company will supply BeiGene with sitravatinib for use in BeiGene’s development activities in the Licensed Territory.

The BeiGene Agreement will terminate upon the expiration of the last royalty term for the licensed products, which is the latest of (i) the date of expiration of the last valid patent claim related to the licensed products under the BeiGene Agreement, (ii) 10 years after the first commercial sale of a licensed product and (iii) the expiration of any regulatory exclusivity as to a licensed product. BeiGene may terminate the BeiGene Agreement at any time by providing 60 days prior written notice to the Company. Either party may terminate the BeiGene Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach or upon certain bankruptcy events. In addition, the Company may terminate the BeiGene Agreement upon written notice to BeiGene under specified circumstances if BeiGene challenges the licensed patent rights.

Revenue Recognition
The Company evaluated the BeiGene Agreement under Topic 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the BeiGene Agreement, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measured the transaction price, including any constraints on variable consideration; (iv) allocated the transaction price to the performance obligations; and (v) recognized revenue when (or as) the Company satisfied each performance obligation.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore during 2018 the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss; no revenue related to this performance obligation was recorded during the three and nine months ended September 30, 2020 or 2019.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and will continue into 2020. No revenue related to this performance obligation was recognized for the three months ended September 30, 2020. The Company recognized $1.0 million as license and collaboration revenues for this performance obligation for the three months ended September 30, 2019, primarily consisting of cost-sharing payments due from BeiGene. The Company recognized $0.3 million as license and collaboration revenues for this performance obligation for the nine months ended September 30, 2020, primarily consisting of cost-sharing payments due from BeiGene. The Company recognized $2.8 million as license and collaboration revenues for this performance obligation for the nine months ended September 30, 2019, of which $2.6 million relates to cost-sharing payments due from BeiGene and $0.2 million relates to recognition from the deferred revenue balance.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. No milestone payments were earned during the three and nine months ended September 30, 2020 or 2019. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company's control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2020 or 2019.

The following table presents a summary of the activity in the Company's contract liabilities during the nine months ended September 30, 2020 (in thousands):

Opening balance, January 1, 2020	$(172)
Revenue from performance obligations satisfied during reporting period	29
Closing balance, September 30, 2020	$(143)

The closing balance represents deferred revenue and was classified within current liabilities at September 30, 2020.

Pfizer Agreement

In October 2014, the Company entered into a drug discovery collaboration and option agreement with Array BioPharma, Inc. ("Array," acquired by Pfizer Inc. ("Pfizer") during 2019) whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12C. In June 2017, the two parties entered into a second, separate discovery collaboration and option agreement whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12D. Both agreements established an option mechanism which enabled the Company to elect an exclusive worldwide license under the technology for the development and commercialization of certain products based on such compounds.

Under the agreements, following the joint discovery periods which have concluded, the Company executed its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 (adagrasib is the provisionally filed name for MRTX849) and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $4.5 million in development milestone payments from inception through September 30, 2020.

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

For the three months ended September 30, 2020, the Company incurred expenses under these agreements with Pfizer of $0.3 million relating to a milestone payment for initiation of the first regulatory toxicology study for MRTX1133. For the nine months ended September 30, 2020, the Company incurred expenses under these agreements with Pfizer of $4.8 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for MRTX849, a $0.3 million milestone payment for initiation of the first regulatory toxicology study for MRTX1133, and $1.5 million in research and development services. For the three months ended September 30, 2019, the Company incurred expense of $1.5 million, consisting of research and development services. For the nine months ended September 30, 2019, the Company incurred expense of $5.5 million, consisting of a $1.0 million milestone payment for initiation of the first Phase 1 trial for MRTX849, and $4.5 million in research and development services.

ORIC Pharmaceuticals Agreement

Terms of Agreement

On August 3, 2020, the Company entered into a license agreement with ORIC Pharmaceuticals, Inc. ("ORIC") pursuant to which the Company granted to ORIC an exclusive, worldwide license to develop and commercialize the Company's allosteric polycomb repressive complex 2 (PRC2) inhibitors for all indications (the "ORIC License Agreement"). In accordance with the terms of the ORIC License Agreement, in exchange for such license, ORIC issued 588,235 shares of its common stock (the "Shares") to the Company on August 3, 2020. The Shares were issued under a stock issuance agreement entered into between ORIC and the Company, dated August 3, 2020. During the eighteen-month period following the date of the stock issuance agreement, the Company is subject to certain transfer restrictions. ORIC is not obligated to pay the Company milestone payments or royalty payments under the ORIC License Agreement.

Unless terminated earlier, the ORIC License Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) ten years after the first commercial sale of such licensed product in such country. Following the expiration of the ORIC License Agreement, ORIC will retain its licenses under the intellectual property the Company licensed to ORIC on a royalty-free basis. The Company and ORIC may each terminate the ORIC License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. The Company may terminate the agreement if ORIC challenges any of the patent rights licensed to ORIC by the Company or if ORIC discontinues development of licensed products for a specified period of time. ORIC also has the right to terminate the ORIC License Agreement without cause by providing prior written notice to the Company.

Revenue Recognition

The Company accounted for the ORIC License Agreement under Topic 606 and identified the granting of an exclusive, worldwide license to develop and commercialize the Company's allosteric PRC2 inhibitors for all indications as a distinct performance obligation since ORIC can benefit from the license on its own by developing and commercializing the underlying product using its own resources.

In determining the transaction price, the Company received the Shares as non-cash consideration. The transaction price was determined by utilizing a Level 3 fair value measurement as further described in Note 5. The Company determined the transaction price was equal to $11.4 million.

The Company allocated the entire transaction price to the distinct performance obligation described above, and the license and related know-how was transferred to ORIC during the third quarter of 2020. Therefore, the Company recognized the entire transaction price of $11.4 million as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss.

10. Warrants

As of September 30, 2020, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	4,533,224
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	421,650
			9,092,873

No warrants were exercised during the three months ended September 30, 2020. During the three months ended September 30, 2019, 725,008 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 725,000 shares of common stock. During the nine months ended September 30, 2020, 600,006 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 600,000 shares of common stock. During the nine months ended September 30, 2019, 2,125,033 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 2,125,000 shares of common stock.

11. Commitments and Contingencies

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018. On March 23, 2017, the Company entered into a First Amendment to Lease Agreement to amend the original lease agreement and to extend the term of the original lease for one year through January 31, 2019. On April 5, 2018, the Company entered into a Second Amendment to Lease Agreement to extend the lease term through January 31, 2020. On August 2, 2018, the Company entered into a Third Amendment to Lease Agreement to expand the size of the existing space for an additional base rent of $4,000 per month. On October 30, 2019, the Company entered into a Fourth Amendment to Lease Agreement to extend the lease term to the first half of 2021, and to expand the size of the existing space for no additional base rent. On March 4, 2020, and July 15, 2020 the Company entered into a Fifth Amendment and Sixth Amendment to Lease Agreement, respectively to expand the size of the existing space for no additional base rent. All other terms and covenants from the original lease agreement remain unchanged.

The Company's building lease is considered to be an operating lease. The lease agreement indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease obligations. The Company recorded $0.1 million and $0.1 million in operating lease cost for the three months ended September 30, 2020 and 2019, respectively. The Company recorded $0.2 million and $0.3 million in operating lease cost for the nine months ended September 30, 2020 and 2019, respectively. The building lease has a remaining lease term of under one year from September 30, 2020. As of September 30, 2020, the condensed consolidated balance sheet includes a $0.6 million operating right-of-use asset within other long-term assets, and a $0.6 million operating lease liability in deferred revenue and other current liabilities, and remaining lease payments on an undiscounted basis are $0.1 million for 2020 and $0.1 million for 2021.

On June 30, 2020, the Company entered into an amended and restated lease agreement (the "Amended and Restated Lease") for office and laboratory space located in San Diego, California, for the Company's future corporate headquarters. The Amended and Restated Lease supersedes in its entirety the original lease agreement for the Company's future corporate headquarters dated as of August 22, 2019. The Amended and Restated Lease will have a lease term of 12 years ("Lease Term"), unless terminated earlier. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $0.6 million per month following the abatement period, which amount will increase by 3% per year over the Lease Term. The Company has also received incentives from the landlord for tenant improvements. As of September 30, 2020, the Company had not taken control of the space and the Lease Term had not commenced. Accordingly, no right-of-use asset or lease liability related to the lease has been recorded.

12. Shareholders' Equity

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. As of September 30, 2020, the Company has not offered or sold any shares of common stock pursuant to this sales agreement.

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

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$12,556	$8,648	$35,861	$20,416
General and administrative expense	9,195	6,458	28,243	18,410
	$21,751	$15,106	$64,104	$38,826

During the three and nine months ended September 30, 2020, 272,158 and 1,092,468 shares were issued under our equity incentive plans, generating net proceeds of $12.4 million and $36.3 million, respectively. During the three and nine months ended September 30, 2019, 91,257 and 424,144 shares were issued under our equity incentive plans, generating net proceeds of $1.1 million and $5.4 million, respectively.

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

13. Subsequent Event

Sale of Common Stock

In October 2020, the Company sold 4,585,706 shares of its common stock at a public offering price of $202.00 per share. After deducting underwriter discounts, commissions and estimated offering expenses, the Company expects to receive net proceeds from the transaction of approximately $879.7 million.

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

Our clinical programs consist of two product candidates: MRTX849 (adagrasib is the provisionally filed name for MRTX849), a KRAS G12C inhibitor, and sitravatinib, a multi-kinase inhibitor. Our preclinical pipeline includes MRTX1133, a KRAS G12D inhibitor, and other discovery stage programs.

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

MRTX849, a KRAS G12C inhibitor

Background

MRTX849, our lead KRAS G12C compound, is an investigational, specific, potent and orally available small molecule. MRTX849 is designed to directly inhibit KRAS G12C mutations. KRAS G12C mutations are present in approximately 14% of non-small cell lung cancer (“NSCLC”) adenocarcinoma patients, 3-4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers. Based on observed preclinical attributes, we believe MRTX849 has the potential to be a best-in-class product candidate for the suppression of G12C mutant KRAS signaling. Single agent treatment with MRTX849 has shown complete regression in a subset of KRAS G12C-positive human tumor models implanted in mice.

Program Update

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application (“IND”) for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor G12C mutations. This trial enables exploratory combination cohorts. Following single agent dose escalation, we have expanded into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation. We have completed enrollment in a Phase 2 registration enabling cohort of MRTX849 as a monotherapy in patients with NSCLC. We have initiated a Phase 2 clinical trial evaluating the combination of MRTX849 and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC and MRTX849 and an anti-EGFR antibody (cetuximab) in patients with CRC. In the third quarter of 2020, we initiated a Phase 2 clinical trial evaluating the combination of MRTX849 in combination with a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC and a Phase 2 clinical trial evaluating the combination of MRTX849 in combination with a pan-EGFR inhibitor (afatinib) in patients with advanced NSCLC.

On October 25, 2020, we announced preliminary results from ongoing clinical trials for MRTX849. At the 32nd EORTC-NCI-AACR Symposium on Molecular Targets and Therapeutics (“ENA”) we announced updated results from the ongoing Phase 1/1b clinical study, as well as preliminary results from our Phase 2 cohort of MRTX849 as a monotherapy treatment for patients in 2nd and 3rd line NSCLC.

MRTX849 tolerability at a dose of 600 mg twice daily (“BID”) in both monotherapy and combination trials as of October 25, 2020:

•In a pooled assessment of 110 patients harboring a G12C mutation in NSCLC, CRC and other solid tumors, monotherapy MRTX849 was generally well tolerated.
◦4.5% of treatment-related adverse events had led to discontinuation
•Over 50 patients had been treated with MRTX849 in combination with either pembrolizumab in NSCLC, cetuximab in CRC and TNO-155 in NSCLC or CRC
◦Each combination has been generally well tolerated
◦The pembrolizumab and cetuximab combination cohorts are ongoing and each have cleared the dose limiting toxicity evaluation period at the full dose of each commercial agent and at a 600 mg BID dose of MRTX849
◦The TNO-155 combination dose escalation and expansion cohorts are ongoing at a 600 mg BID dose of MRTX849

Preliminary efficacy data was assessed as of August 30, 2020 in patients with advanced NSCLC treated with MRTX849 as a monotherapy at a 600 mg BID dose:

•Efficacy data from pooled Phase 1/1b cohort and Phase 2 registration-enabling cohort (n=51):
◦45% (23/51) confirmed objective response rate (“ORR”)
▪70% (16/23) of responders had a best tumor response of greater than 40%
◦96% (49/51) disease control rate (“DCR”)
◦3.6 months median duration of follow-up
▪65% (33/51) of patients remained on treatment
▪83% (19/23) of responders had not progressed and remained on treatment

Preliminary efficacy data was assessed as of August 30, 2020 in heavily pretreated patients with advanced CRC treated with MRTX849 as a monotherapy at a 600 mg BID dose:

•Efficacy data from pooled Phase 1/1b and Phase 2 cohorts (n=18)
◦17% (3/18) confirmed ORR with 2 of 3 responders remaining on treatment
◦94% (17/18) DCR
◦67% (12/18) of patients remaining on treatment

▪55% (10/18) had a duration of treatment of >4 months

Preliminary efficacy data was assessed as of August 30, 2020 in six patients with advanced solid tumors, other than NSCLC and CRC, treated with MRTX849 as a monotherapy at 600 mg BID dose from a Phase 1/1b cohort:

•One patient each (n=4) with pancreatic, ovarian, endometrial and cholangiocarcinoma tumors were treated, and each patient had a confirmed partial response to therapy
•2 appendiceal cancer patients had stable disease
•All six eligible patients remained on treatment

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

MRTX849 Development in Collaboration with Boehringer Ingelheim International GmbH ("BII")

In September 2020, we announced a clinical collaboration agreement with BII to evaluate the combination of MRTX849 and BII's investigational SOS1 inhibitor, BI 1701963, in patients with advanced solid tumors that harbor G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and BII will jointly oversee and share the costs of clinical development activities for the combined therapy.

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

On October 25, 2020 we announced initial preclinical in vivo data from MRTX1133. Based on preclinical analyses, MRTX1133 has a projected human half-life of approximately 50 hours and exhibits a low propensity for drug interactions or off-target pharmacology. MRTX1133 demonstrated tumor regression in multiple in vivo tumor models, including pancreatic and colorectal cancers. MRTX1133 has a low predicted target plasma concentration, based on its potency and high unbound fraction, and our goal is to achieve near complete and sustained target inhibition and maximal anti-tumor activity. To ensure sustained therapeutic levels are achieved, we are pursuing both oral and parenteral routes of administration in parallel as we plan for a Phase 1 clinical trial and allow selection of the route that results in the optimal KRAS G12D inhibition. MRTX1133 is presently advancing through IND-enabling preclinical studies, including regulatory toxicology studies and clinical trial manufacturing activities.

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

Under the agreements, following the joint discovery periods which have concluded, we executed our options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, we have incurred $4.5 million in development milestone payments from inception through September 30, 2020.

Sitravatinib

Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib is an investigational agent that is being evaluated in combination with immune checkpoint inhibitors.

Sitravatinib’s potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation. As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients with NSCLC who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. (“BeiGene”) which is evaluating sitravatinib in combination with tislelizumab, BeiGene’s anti-PD-1 checkpoint inhibitor, in a number of advanced solid tumors.

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

As of the data cutoff of January 30, 2020:

•preliminary median overall survival of 15.6 months for the PCB cohort (n=87);

•preliminary median overall survival of 18.1 months for the subset of PCB patients who received the combination as either 2nd or 3rd line of therapy after progressing on treatment with a checkpoint inhibitor (n=73), which is a patient cohort consistent with the inclusion criteria for the ongoing Phase 3 clinical trial; and

•the combination was well-tolerated and most adverse events were Grade 1 or 2 and were similar to data presented previously.

We have an ongoing Phase 2, open-label, multi-center trial in patients with advanced or metastatic urothelial carcinoma, which includes multiple patient cohorts that are defined based on prior therapy and platinum eligibility. On September 18, 2020, at the European Society for Medical Oncology Virtual Congress ("ESMO") 2020, we updated results from the cohort of patients in this clinical trial that had been previously treated with platinum-containing chemotherapy but were checkpoint inhibitor naïve. The combination of sitravatinib with nivolumab demonstrated promising clinical activity in this patient population.

As of the data cutoff of July 30, 2020, 30 out of 40 patients enrolled in this checkpoint inhibitor-naïve, platinum-experienced cohort of the Phase 2 study were evaluable for response:

•Findings showed an ORR of 37%, with one patient achieving a complete response ("CR") and 10 patients achieving a partial response ("PR") (eight confirmed, two unconfirmed) in this high-risk population (based on prognostic factors and baseline disease sites);

•22 of 30 (73%) patients achieved clinical benefit (combination of CR plus PR plus stable disease); and

•Secondary efficacy endpoints continue to mature with a median follow-up of 8.7 months as of the data cutoff.

The sitravatinib and nivolumab combination has been well-tolerated and consistent with what has been previously reported in urothelial carcinoma and across other tumor settings. During 2018, we initiated an open label Phase 2 clinical trial to assess the mechanism of action of sitravatinib combined with nivolumab in patients with advanced clear cell renal cell cancer (“RCC”).

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
License and collaboration revenues	$11,424	$988	$10,436	$11,690	$2,809	$8,881

Research and development expenses	$79,853	$47,362	$32,491	$216,644	$119,925	$96,719
General and administrative expenses	20,249	10,685	9,564	58,074	30,340	27,734
Other income, net	1,342	2,786	(1,444)	6,178	6,576	(398)

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, as well as the ORIC License Agreement under which we granted an exclusive worldwide, sublicensable, royalty-free license, and certain related know-how, to develop and commercialize small molecule inhibitors of the polycomb repressive complex 2, or PRC2 to, ORIC. License and collaboration revenues for the three months ended September 30, 2020, were $11.4 million, and relate to the transfer of the license and related know-how to ORIC. License and collaboration revenues for the nine months ended September 30, 2020 were $11.7 million, and related primarily to the ORIC license transfer described above, as well as $0.3 million related to the manufacturing supply services agreement with BeiGene. License and collaboration revenues for the three and nine months ended September 30, 2019 were $1.0 million and $2.8 million, respectively, and relate to the manufacturing supply services agreement with BeiGene.

Research and development expenses

Research and development expenses consist primarily of:

•salaries and related expenses for personnel, including expenses related to stock options or other share-based compensation granted to personnel in research and development functions;
•fees paid to external service providers such as Clinical Research Organizations ("CROs") and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies;
•fees paid to contract services related to drug discovery efforts including chemistry and biology services;
•license fees paid in connection with our early discovery efforts; and
•costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred.

Our research and development efforts during the three and nine months ended September 30, 2020 and 2019 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses, (in thousands):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Third-party research and development expenses:
Clinical development programs:
MRTX849	35,758	14,015	21,743	90,543	28,980	61,563
Sitravatinib	13,278	15,168	(1,890)	43,184	45,049	(1,865)
Discontinued programs	449	660	(211)	1,597	2,401	(804)
Pre-clinical development programs:
MRTX1133	2,304	2,084	220	6,505	5,515	990
Preclinical and early discovery	3,866	865	3,001	6,934	2,288	4,646
Total third-party research and development expenses	55,655	32,792	22,863	148,763	84,233	64,530
Salaries and other employee related expense	8,985	5,139	3,846	24,245	13,081	11,164
Share-based compensation expense	12,556	8,648	3,908	35,861	20,416	15,445
Other research and development costs	2,657	783	1,874	7,775	2,195	5,580
Research and development expense	$79,853	$47,362	$32,491	$216,644	$119,925	$96,719
Research and development expenses for the three months ended September 30, 2020 were $79.9 million compared to $47.4 million for the three months ended September 30, 2019. The increase of $32.5 million primarily relates to increases in third-party research and development expense of $22.9 million, share-based compensation expense of $3.9 million and salaries and other employee related expense of $3.8 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with development of MRTX849 of $21.7 million. The increase in expenses associated with MRTX849 relates to the Phase 1 clinical trial which was initiated in the first quarter of 2019, and a Phase 2 clinical trial which was initiated in the first quarter of 2020, and the costs are comprised largely of manufacturing expenses, CRO fees and other clinical trial-related expenses. The increase in share-based compensation of $3.9 million is due to an increase in the fair value of equity awards granted during the three months ended September 30, 2020, compared to the same period in 2019. The increase in salaries and other employee related expense of $3.8 million is primarily due to an increase in the number of research and development employees employed during the three months ended September 30, 2020, compared to the same period in 2019. The increase in other research and development costs of $1.9 million is primarily due to increases in facilities expenses, professional services expenses, and consulting costs.

Research and development expenses for the nine months ended September 30, 2020 were $216.6 million compared to $119.9 million for the nine months ended September 30, 2019. The increase of $96.7 million relates to increases in third-party research and development expense of $64.5 million, an increase in salaries and other employee related expense of $11.2 million, an increase in share-based compensation expense of $15.4 million, and an increase in other research and development costs of $5.6 million. The increase in third-party research and development expense, salaries and other employee related expense, and share-based compensation expense is due to the factors that influenced similar fluctuations for the three months ended September 30, 2020 and 2019, respectively.

At this time, due to the risks inherent in the clinical development process and product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of sitravatinib and MRTX849. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing sitravatinib, MRTX849 and MRTX1133, or any of our other preclinical programs into more advanced stages of clinical development.

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

General and administrative expenses for the three months ended September 30, 2020 and 2019 were $20.2 million and $10.7 million, respectively, representing an increase of $9.5 million. The increase in expense for the three months ended September 30, 2020 is due primarily to an increase in share-based compensation expense of $2.7 million, an increase in salaries and other employee related expense of $3.1 million, an increase in professional services expense of $2.6 million, and an increase in facilities, insurance and other expense of $1.2 million. The increase in share-based compensation expense is due to an increase in the fair value of equity awards granted during the three months ended September 30, 2020, compared to the same period in 2019. The increase in professional service expense is primarily due to an increase in commercial and medical affairs costs, and consulting fees during the three months ended September 30, 2020, compared to the same period in 2019. The increase in salaries and other employee related expense and facilities, insurance and other expense is due primarily to an increase in the number of general and administrative employees during the three months ended September 30, 2020 compared to the same period in 2019, and is largely driven by commercial readiness activities.

General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $58.1 million and $30.3 million, respectively, representing an increase of $27.8 million. The increase in expense for the nine months ended September 30, 2020 is due primarily to an increase in share-based compensation expense of $9.8 million, an increase in salaries and other employee related expense of $8.4 million, an increase in professional services expense of $6.8 million, and an increase in facilities, insurance and other expense of $2.8 million. The increase in expense for the nine months ended September 30, 2020 for each of the categories indicated is due to the same factors that influenced similar fluctuations for the three months ended September 30, 2020 and 2019, respectively.

Other Income, Net

Other income, net consists primarily of interest income. Other income, net for the three months ended September 30, 2020 was $1.3 million compared to $2.8 million for the same period in 2019. Other income, net for the nine months ended September 30, 2020 was $6.2 million compared to $6.6 million for the same period in 2019. The decrease in interest income is primarily due to the timing of scheduled maturities.

Liquidity and Capital Resources
At September 30, 2020, we had $579.1 million of cash, cash equivalents and short-term investments compared to $415.1 million at December 31, 2019. In January 2020, we completed a public offering of our common stock that generated net proceeds of $324.0 million. On July 2, 2020, we entered into a sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million. In October 2020, we completed a public offering of our common stock that generated net proceeds of approximately $879.7 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
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

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(195,110)	$(105,824)
Net cash used in investing activities	(80,517)	(169,201)
Net cash provided by financing activities	360,825	334,555
Increase in cash, cash equivalents and restricted cash	85,198	59,530

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $195.1 million, compared to $105.8 million for the nine months ended September 30, 2019, an increase of $89.3 million. Cash used in operating activities during 2020 primarily related to our net loss of $256.9 million, adjusted for non-cash items such as share-based compensation of $64.1 million and net cash inflows from a change in our operating assets and liabilities of $9.5 million. Cash used in operating activities during 2019 primarily related to our net loss of $140.9 million, adjusted for non-cash items such as share-based compensation expense of $38.8 million and net cash outflows from a change in our operating assets and liabilities of $1.1 million.

Net cash used in investing activities

For the nine months ended September 30, 2020 and September 30, 2019, investing activities used cash of $80.5 million and $169.2 million, respectively due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $360.8 million and $334.6 million, respectively, and consisted of proceeds received from the issuance of common stock, issuance of common stock under equity incentive plans, and disgorgement of shareholders' short-swing profits.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2020, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2020.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 1% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2020 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Risks Relating to Our Financial Position and Capital Requirements

*We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $79.9 million and $47.4 million for the three months ended September 30, 2020 and 2019, respectively, and $216.6 million and $119.9 million for the nine months ended September 30, 2020 and 2019, respectively. We will require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and potentially developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

Our actual financial condition and operating results have varied significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•the success of our clinical trials through all phases of clinical development;

•delays in the commencement, enrollment and timing of clinical trials;

•our ability to secure and maintain collaborations, licensing or other arrangements for the future development and/or commercialization of our product candidates, as well as the terms of those arrangements;

•our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;

•the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;

•competition from existing products or new products that may receive marketing approval;

•potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•any delays in regulatory review and approval of our clinical development plans or product candidates;

•our ability to identify and develop additional product candidates;

•the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•our ability, and the ability of third parties such as Clinical Research Organizations ("CROs") to adhere to clinical study and other regulatory requirements;

•the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;

•the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;

•costs related to and outcomes of potential intellectual property litigation;

•our ability to adequately support future growth;

•our ability to attract and retain key personnel to manage our business effectively; and

•our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

*We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We have derived limited revenue from our research, collaboration and licensing agreements which has not been sufficient to cover the substantial expenses we have incurred in our efforts to develop our product candidates. Consequently, we have accumulated net losses since inception. Our net loss for the three months ended September 30, 2020 and 2019 were $87.3 million and $54.3 million, respectively, and $256.9 million and $140.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $1,029.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders' equity and working capital. Such losses are expected to increase in the future as we continue the development of our product candidates and seek regulatory approval and commercialization for our product candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

•completing development and clinical trial programs for our product candidates;

•maintaining existing collaboration and licensing agreements and entering into additional ones;

•seeking and obtaining marketing approvals for any product candidates that successfully complete clinical trials;

•establishing and maintaining supply and manufacturing relationships with third parties;

•successfully commercializing any product candidates for which marketing approval is obtained; and

•successfully establishing a sales force and marketing and distribution infrastructure.

*Raising additional funds through debt or equity financing will be dilutive and raising funds through licensing agreements may be dilutive, restrict operations or relinquish proprietary rights.

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

*Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

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

Risks Relating to Our Business and Industry

*The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, the virus has spread to numerous other countries, including the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, severity of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on the global economy, financial markets or otherwise. As the COVID-19 pandemic continues to create disruption around the globe, our business, current and planned clinical trials and preclinical research could be impacted in the United States and other countries, including:

•delays or difficulties in enrolling and retaining patients in our ongoing clinical trials and our future clinical trials;

•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•limitations in resources, including our employees, that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the requirements to avoid contact with large groups of people or restrictions on movement or access to our facility as a result of government-imposed “shelter in place” or similar working restrictions;

•interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•delays or interruptions in the manufacture, supply, import/export or distribution of materials and services needed to conduct clinical trials and preclinical research;

•changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs or require us to discontinue the clinical trial altogether;

•interruptions or delays to our research and development pipeline; and

•delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel.

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as a result of the pandemic are collected pursuant to the study protocol and consistent with good clinical practices, with any material protocol deviation reviewed and approved by the site Institutional Review Board. Patients who may miss scheduled appoints, any interruption in study drug supply, or other consequence that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued a guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, or alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

*Our research and development programs and product candidates are at an early stage of development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

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

We are subject to a number of other risks associated with our dependence on the BeiGene Agreement with respect to sitravatinib in the BeiGene Territory, including:

•BeiGene may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing sitravatinib, which could adversely impact sales or future development of sitravatinib in the BeiGene Territory or elsewhere;

•We and BeiGene could disagree as to future development plans and BeiGene may delay, fail to commence or stop future clinical trials or other development;

•There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of sitravatinib in the BeiGene Territory, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•BeiGene may not provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our obligations to BeiGene and manage our own inventory of sitravatinib, as well as our ability to generate accurate financial forecasts;

•Business combinations or significant changes in BeiGene’ business strategy may adversely affect BeiGene’ ability or willingness to perform its obligations under the BeiGene Agreement; and

•BeiGene may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

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

*If we or third parties are unable to successfully develop companion diagnostics for our product candidates, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of such product candidates.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and will likely require separate regulatory approval prior to commercialization. If we or third parties are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:

•the development of these product candidates may be delayed because it may be difficult to identify patients for enrollment in our clinical trials in a timely manner;

•these product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and

•we may not realize the full commercial potential of these product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients or types of tumors with the specific genetic alterations targeted by these product candidates.

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

*We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We outsource certain functions, tests and services to CROs, medical institutions and collaborators and outsource manufacturing to collaborators and/or contract manufacturers, and we rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In particular, we rely on CROs to run our clinical trials on our behalf and contract manufacturers to manufacture our product candidates. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or to acceptable quality standards, and we could suffer significant delays in the development of our products or processes. In particular, certain third party service providers may be unable to comply with their contractual obligations to us due to disruptions caused by the COVID-19 pandemic, including reduced operations or headcount reductions, or otherwise, and in certain cases we may have limited recourse if the non-compliance is due to factors outside of the service provider’s control.

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

*The timelines of our clinical trials may be impacted by numerous factors and any delays may adversely affect our ability to execute our current business strategy.

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

Events which may result in a delay or unsuccessful completion of clinical trials include:

•inability to raise funding necessary to initiate or continue a trial;

•delays in obtaining regulatory approval to commence a trial;

•delays in reaching agreement with the FDA on final trial design;

•imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•delays in obtaining required institutional review board approval at each site;

•delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•delays caused by subjects dropping out of a trial due to side effects or otherwise;

•clinical sites dropping out of a trial to the detriment of enrollment;

•time required to add new clinical sites; and

•delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials.

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
Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:

•the severity of the disease under investigation

•the frequency of the genetic alteration we are seeking to target in the applicable trial, and the ability to effectively identify such alteration;

•the willingness of clinical sites and principal investigators to subject candidate patients to genetic screening;

•the eligibility criteria for the study in question;

•the perceived risks and benefits of the product candidate under study;

•the availability, effectiveness and safety of other treatment options;

•the patient referral practices of physicians;

•the ability to monitor patients adequately during and after treatment; and

•the proximity and availability of a sufficient number of clinical trial sites that are willing to comply with the requirements of our clinical protocols.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw approvals of such product;

•regulatory authorities may require additional warnings on the product label;

•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

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

Our reliance on third parties to manufacture our product candidates will expose us and our partners to risks including the following, any of which could delay or prevent the commercialization of our products, result in higher costs, or deprive us of potential product revenue:

•Contract manufacturers can encounter difficulties in achieving the scale-up, optimization, formulation, or volume production of a compound as well as maintaining quality control with appropriate quality assurance. They may also experience shortages of qualified personnel. Contract manufacturers are required to undergo a satisfactory GMP inspection prior to regulatory approval and are obliged to operate in accordance with FDA, International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use ("ICH"), European and other nationally mandated GMP regulations and/or guidelines governing manufacturing processes, stability testing, record keeping and quality standards. A failure of these contract manufacturers to follow GMP and to document their adherence to such practices or failure of an inspection by a regulatory agency may lead to significant delays in the availability of our product candidate materials for clinical study, leading to delays in our trials.

•For each of our current product candidates we will initially rely on a limited number of contract manufacturers. Changing these or identifying future manufacturers may be difficult. Changing manufacturers requires re-validation of the manufacturing processes and procedures in accordance with FDA, ICH, European and other mandated GMP regulations and/or guidelines. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to quickly find replacement manufacturers on acceptable terms.

•Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.

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

Even if our product candidates are successfully developed and receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors such as private insurers or governments and other funding parties and the medical community. The degree of market acceptance for any of our products will depend on a number of factors, including:

•demonstration of the clinical efficacy and safety of our products;

•the prevalence and severity of any adverse side effects;

•limitations or warnings contained in the product’s approved labeling;

•cost-effectiveness and availability of acceptable pricing;

•competitive product profile versus alternative treatment methods and the superiority of alternative treatment or therapeutics;

•the effectiveness of marketing and distribution methods and support for the products; and

•the availability of coverage and adequate reimbursement from third-party payors to the extent that our products receive regulatory approval.

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

*If we fail to obtain coverage and adequate reimbursement for our products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. On July 24, 2020, President Trump signed four executive orders aimed at lowering drug prices. The executive orders direct the Secretary of The Department of Health and Human Services (“HHS”) to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. Further, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, "ACA") became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there remains judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump Administration to repeal or replace certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

We anticipate that the ACA, as well as alternative or replacement healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. For example, on August 6, 2020, President Trump issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

*Competition in our targeted market area is intense and this field is characterized by rapid technological change. Therefore developments by competitors may substantially alter the predicted market or render our product candidates uncompetitive.

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

Many of the organizations which could be considered to be our competitors have substantially more financial and technical resources, more extensive discovery research, preclinical research and development capabilities and greater manufacturing, marketing, distribution, production and human resources than we do. Many of our current or potential competitors have more experience than we do in research, preclinical testing and clinical trials, drug commercialization, manufacturing and marketing, and in obtaining domestic and foreign regulatory approvals. In addition, failure, unacceptable toxicity, lack of sales or disappointing sales or other issues regarding competitors’ products or processes could have a material adverse effect on our product candidates, including our clinical candidates or our lead compounds. Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and brand recognition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

*We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through collaborators.

We may not be able to find suitable sales and marketing staff and collaborators for all of our product candidates. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any collaborators may not be adequate or successful or could terminate or materially reduce the effort they direct to our products. The development of a marketing and sales capability will require significant expenditures, management resources and time. The cost of establishing such a sales force may exceed any potential product revenue, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability in a timely fashion, or at all, or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to effectively market and sell approved products, if any, which would prevent us from being able to generate revenue and attain profitability. Further, we may not develop an internal marketing and sales capability if we are unable to successfully develop and seek regulatory approval for our product candidates.

*We are subject to competition for our skilled personnel and may experience challenges in identifying and retaining key personnel that could impair our ability to conduct our operations effectively.

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

*Our current and future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, lease, furnishing, prescribing or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The ACA, among other things, amended the intent requirement of the federal Anti‑Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation;

•federal civil and criminal false claims laws, including the federal False Claims Act which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, known as business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions;

•the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers, pharmaceutical companies or others. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for our product candidates;

•injury to our reputation;

•withdrawal of clinical trial participants;

•initiation of investigations by regulators;

•costs to defend the related litigation;

•a diversion of management’s time and our resources;

•substantial monetary awards to trial participants or patients;

•product recalls, withdrawals or labeling, marketing or promotional restrictions;

•loss of revenue from product sales; and

•the inability to commercialize any of our product candidates, if approved.

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

*Changes in funding for the FDA, the SEC and other government agencies, or shutdowns or furloughs related to the COVID-19 pandemic, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Risks Related to Our Shares of Common Stock

*Our principal shareholders control the majority of our shares, and their actions may significantly influence matters submitted to our shareholders for approval and our share price.

Based on the information available to us as of September 30, 2020, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 49% of our outstanding common stock. Boxer Capital, LLC ("Boxer Capital") and its affiliates collectively own 12% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC ("Baker Brothers") the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Baker Brothers, Boxer Capital or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

*Our bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

General Risks

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

*Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(4)
4.3	Form of Warrant to Purchase Common Stock.(5)
4.4	Form of Warrant to Purchase Common Stock.(6)
10.1	Sales Agreement, dated July 2, 2020, by and between the Registrant and Cowen and Company, LLC.(7)
10.2	Fifth Amendment to Lease to 9393 Towne Centre Drive, dated March 4, 2020.
10.3	Sixth Amendment to Lease to 9393 Towne Centre Drive, dated July 15, 2020.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

(7)    Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: November 4, 2020	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	by:	/s/ Daniel R. Faga
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Date: November 4, 2020	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)