Form 10-K
period 2020-12-31
Mirati Therapeutics, Inc.
filed 2021-02-25
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K

(Mark one)
   ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
    The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on The Nasdaq Global Select Market) was $4,432.9 million. All executive officers and directors of the registrant and certain shareholders filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

    As of February 19, 2021, the registrant had 50,633,981 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K (the "Annual Report") and the information incorporated herein by reference includes forward-looking statements regarding our business and the therapeutic and commercial potential of our technologies and products in development. Any statement describing our goals, expectations, financial or other projections, intentions or beliefs, is a forward-looking statement and should be considered an at-risk statement. Such statements are subject to certain risks and uncertainties, particularly those inherent in the process of discovering, developing and commercializing medicines that are safe and effective for use as human therapeutics, and in the endeavor of building a business around such medicines. Our forward-looking statements also involve assumptions that, if they never materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report, including those identified in Item 1A entitled “Risk Factors”. Although our forward-looking statements reflect the good faith judgment of our management, these statements are based only on facts and factors currently known by us. As a result, you are cautioned not to rely or place undue reliance on these forward-looking statements. References in this Annual Report to "we", "our", "us", "Mirati" or "the Company" refer to Mirati Therapeutics, Inc. and its subsidiaries.

Item 1.     Business
BUSINESS
Company Overview
Mirati Therapeutics, Inc. is a clinical-stage oncology company developing novel therapeutics to address the genetic and immunological promoters of cancer. MRTX849 is an investigational, selective, specific, potent and orally available KRAS G12C inhibitor in clinical development as a monotherapy and in combination with other agents. Adagrasib is the provisionally filed nonproprietary name for MRTX849. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor in preclinical development. Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases ("RTK"s) and enhance immune responses through the inhibition of immunosuppressive signaling. We also have additional preclinical discovery programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

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

MRTX849, a selective KRAS G12C inhibitor

MRTX849, our lead KRAS G12C compound, is an investigational, selective, specific, potent and orally available KRAS G12C inhibitor. MRTX849 is designed to directly inhibit KRAS G12C mutations. KRAS G12C mutations are present in approximately 14% of non-small cell lung cancer (“NSCLC”) adenocarcinoma patients, 3-4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers.

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application (“IND”) for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor KRAS G12C mutations. Following single agent dose escalation, we have expanded into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation. We have completed enrollment in a Phase 2 registration enabling cohort of MRTX849 as a monotherapy treatment for patients in at least 2nd line NSCLC. This trial also enables exploratory combination cohorts, including evaluating the combination of MRTX849 and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC, the combination of MRTX849 and a pan-EGFR inhibitor (afatinib) in patients with advanced NSCLC, and the combination of MRTX849 and an anti-EGFR antibody (cetuximab) in patients with CRC. In 2020, we initiated a Phase 1/2 clinical trial evaluating the combination of MRTX849 and a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC. In the fourth quarter of 2020, we initiated a Phase 2 clinical trial evaluating the combination of MRTX849 and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC stratified by <1% Tumor Proportion Score ("TPS") score and ≥1% TPS score. In the first quarter of 2021, we initiated a Phase 3 clinical trial evaluating MRTX849 as a monotherapy randomized against docetaxel in patients in at least 2nd line NSCLC.

On October 25, 2020, at the 32nd EORTC-NCI-AACR Symposium on Molecular Targets and Therapeutics (“ENA”), we announced preliminary results from ongoing clinical trials for MRTX849 at a dose of 600 mg twice daily ("BID") in monotherapy as of August 30, 2020 and combination trials as of October 25, 2020. In a pooled assessment of 110 patients harboring a KRAS G12C mutation in NSCLC, CRC and other solid tumors, monotherapy MRTX849 was generally well tolerated; 4.5% of treatment-related adverse events had led to discontinuation. Over 50 patients had been treated with MRTX849 in combination with either pembrolizumab in NSCLC, cetuximab in CRC and TNO-155 in NSCLC or CRC. Each combination has been generally well tolerated; the pembrolizumab and cetuximab combination cohorts cleared the dose limiting toxicity evaluation period at the full dose of each commercial agent and at a 600 mg BID dose of MRTX849, and the TNO-155 combination dose escalation and expansion cohorts are ongoing at a 600 mg BID dose of MRTX849.

Preliminary efficacy data was assessed as of August 30, 2020 in patients with advanced NSCLC treated with MRTX849 as a monotherapy at a 600 mg BID from a pooled Phase 1/1b cohort and Phase 2 registration-enabling cohort (n=51): 45% (23/51) of patients had a confirmed objective response rate (“ORR”), and 70% (16/23) of responders had a best tumor response of greater than 40%. Patients had a disease control rate (“DCR”) of 96% (49/51), with 3.6 months median duration of follow-up; 65% (33/51) of patients remained on treatment and 87% (20/23) of responders remained on treatment.

Preliminary efficacy data was assessed as of August 30, 2020 in heavily pretreated patients with advanced CRC treated with MRTX849 as a monotherapy at a 600 mg BID dose. Efficacy data from pooled Phase 1/1b and Phase 2 cohorts (n=18): 17% (3/18) of patients had a confirmed ORR with 2 of 3 responders remaining on treatment. 94% (17/18) of patients had a DCR, with 67% (12/18) of patients remaining on treatment and 55% (10/18) of patients had a duration of treatment of greater than 4 months.

Preliminary efficacy data was assessed as of August 30, 2020 in six patients with advanced solid tumors, other than NSCLC and CRC, treated with MRTX849 as a monotherapy at 600 mg BID dose from a Phase 1/1b cohort. One patient each with pancreatic, ovarian, endometrial and cholangiocarcinoma tumors were treated and had a confirmed partial response to therapy. Two appendiceal cancer patients had stable disease and all six eligible patients remained on treatment.

MRTX849 Development in Collaboration with Novartis Pharmaceuticals Corporation ("Novartis")

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of MRTX849 and Novartis’ investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor KRAS G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and Novartis will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost. This clinical trial is currently enrolling patients.

MRTX849 Development in Collaboration with Boehringer Ingelheim International GmbH ("BII")

In September 2020, we announced a clinical collaboration agreement with BII to evaluate the combination of MRTX849 and BII's investigational SOS1 inhibitor, BI 1701963, in patients with advanced solid tumors that harbor KRAS G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and BII will jointly oversee and share the costs of clinical development activities for the combined therapy.

MRTX1133, a selective KRAS G12D inhibitor

MRTX1133, our lead KRAS G12D compound, has been identified as a clinical development candidate and is an investigational, selective, specific and potent inhibitor of KRAS G12D. KRAS G12D mutations have been detected in over 25 different types of cancer, including pancreatic, colon, lung and endometrial adenocarcinoma. The prevalence of cancers harboring KRAS G12D mutations exceeds the prevalence of KRAS G12C positive cancers by greater than two-fold and is an area of significant unmet medical need.

On October 25, 2020 we announced initial preclinical in vivo data from MRTX1133. Based on preclinical analyses, MRTX1133 has a projected human half-life of approximately 50 hours and exhibits a low propensity for drug interactions or off-target pharmacology. MRTX1133 demonstrated tumor regression in multiple in vivo tumor models, including pancreatic and colorectal cancers. MRTX1133 has a low predicted target plasma concentration, based on its potency and high unbound fraction, and our goal is to achieve near complete and sustained target inhibition and maximal anti-tumor activity. To ensure sustained therapeutic levels are achieved, we are pursuing both oral and parenteral routes of administration in parallel to allow selection of the route that results in the optimal KRAS G12D inhibition as we plan for a Phase 1 clinical trial.

MRTX849 and MRTX1133 Discovery Collaboration with Pfizer Inc. ("Pfizer")

In October 2014, we entered into a drug discovery collaboration and option agreement with Array BioPharma, Inc. ("Array," acquired by Pfizer in July 2019) whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12C. In June 2017, the two parties entered into a second, separate discovery collaboration and option agreement whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12D. Both agreements established an option mechanism which enabled the Company to elect an exclusive worldwide license under the technology for the development and commercialization of certain products based on such compounds.

Under the agreements, following the joint discovery periods which have concluded, we executed our options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, we have incurred $4.5 million in development milestone payments from inception through December 31, 2020.

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

Sitravatinib in Combination with Nivolumab

There are over 100,000 2nd or 3rd line NSCLC patients in the United States and Europe, who have derived prior clinical benefit following treatment with a PD-(L)1 inhibitor, with approximately 70,000 of these patients being of the non-squamous histology. We are enrolling an ongoing Phase 3 clinical trial in 2nd line non-squamous NSCLC patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor or 3rd line non-squamous NSCLC patients who have received chemotherapy followed by a checkpoint inhibitor. The Phase 3 clinical trial is comparing the combination of sitravatinib plus nivolumab randomized to docetaxel. The statistical design of the Phase 3 clinical trial includes an interim analysis of overall survival that we believe, if positive, could support an NDA submission seeking full approval.

In January 2019, we announced a clinical trial collaboration with BMS in connection with the aforementioned Phase 3 clinical trial. Under the terms of the collaboration, we are sponsoring and funding the clinical trial and BMS is providing nivolumab at no cost. We maintain global development and commercial rights to sitravatinib outside of certain Asian territories and Australia and New Zealand, where we have partnered with BeiGene, and we are free to develop the program in combination with other agents.

We also have several Phase 2 clinical trials in which we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC, urothelial carcinoma or other cancers who have experienced documented disease progression following prior treatment with chemotherapy and/or a checkpoint inhibitor.

Sitravatinib Development in Collaboration with BeiGene

In January 2018, we entered into a Collaboration and License Agreement (the “BeiGene Agreement”) with BeiGene. Under the BeiGene Agreement, we granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in Asia (excluding Japan and certain and other countries), Australia and New Zealand (the "Licensed Territory"), and we retained exclusive rights for the development, manufacturing and commercialization of sitravatinib outside the Licensed Territory.

In November 2018, we dosed the first patient under the BeiGene Agreement to assess the safety and tolerability, pharmacokinetics and preliminary anti-tumor activity of sitravatinib in combination with BeiGene’s investigational anti-PD-1 antibody, tislelizumab, in patients with advanced solid tumors. BeiGene’s clinical trials will evaluate the combination of sitravatinib and tislelizumab in patients with solid tumors including NSCLC, renal cell carcinoma, hepatocellular cancer, gastric cancer and ovarian cancer.

Market and Competition

NSCLC Market

The National Cancer Institute estimates that in 2020, approximately 229,000 patients in the United States ("U.S.") were diagnosed with lung cancer and 136,000 died due to the disease. Lung cancer represents almost 13% of all new cancer cases in the U.S., and 22% of all cancer deaths. According to the American Cancer Society, approximately 85% of lung cancers are NSCLC. The five-year survival rate for lung cancer patients is 20%, indicating a significant need for novel therapies to extend overall survival in this patient population.

The prognosis for advanced NSCLC is poor, and the primary objective of treating late-stage disease is to prolong overall survival, delay disease progression and control symptoms. The treatment algorithm for advanced NSCLC has changed significantly following recent approvals and label expansions of immuno-oncology agents, specifically immune checkpoint inhibitors. In 2015, the FDA approved OPDIVO®, an anti-PD-1 monoclonal antibody, and the first immuno-oncology agent approved for the treatment of squamous NSCLC. The approval of OPDIVO® in NSCLC was subsequently followed by FDA approval of three additional immuno-oncology agents in NSCLC, KEYTRUDA®, TECENTRIQ®, and IMFINZI®. These four agents, approved for multiple indications including NSCLC, accounted for over $21 billion in global sales in 2019.

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

Competition

KRAS G12C

We are aware of three companies who currently have competing clinical-stage direct KRAS G12C inhibitor programs: Amgen, Inc., F. Hoffman-LaRoche Ltd., and Novartis AG.

Sitravatinib in Combination with Immune Checkpoint Inhibitors

There are several immune checkpoint inhibitors currently approved for use as single agents to treat multiple tumor types, including NSCLC. To augment the efficacy of these agents, combination studies are being conducted with a variety of potentially synergistic mechanisms, including inhibitors of CTLA-4, LAG3, and CSF-1R. Most of these combination studies are being conducted in patients who are naïve to immune checkpoint inhibitor therapy. Direct mechanistic competitors to sitravatinib in combination with checkpoint inhibitors in NSCLC patients who failed previous immune checkpoint inhibitor therapy include CABOMETYX® (Exelixis, Inc.) and LENVIMA® (Eisai Co., Ltd.), both anti-VEGF agents that also inhibit other receptor tyrosine kinases. Additional potential competitors whose agents are being evaluated in combination with checkpoint inhibitors in NSCLC patients who failed previous immune checkpoint inhibitor therapy include Corvus Pharmaceuticals, Inc. (Adenosine A2Ar inhibitor), BMS (GITR inhibitor and LAG3 inhibitor) and Syndax, Inc. (HDAC inhibitor).

Oncology

In addition to companies that have kinase inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to AbbVie Inc., Astellas Pharma Inc., AstraZeneca plc, Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Eli Lilly and Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., and Takeda Pharmaceutical Co.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection wherever appropriate for our product candidates, formulations, processes, methods and any other proprietary technologies both in the United States and in other countries. We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2020, we own or co-own U.S. patents and patent applications and their foreign counterparts, including 35 issued U.S. patents, including one for KRAS inhibitors and 15 for sitravatinib and other kinase inhibitors, with expiration dates ranging from 2026 - 2040. In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent.

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

Government Regulation
The Regulatory Process for Drug Development

Our business activities, including the manufacturing of our product candidates and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Regulation by these government authorities is a significant component in the development, manufacture and commercialization of pharmaceutical products and services. Before marketing in the United States, any new drug developed must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”). The FDCA and other various federal, state and foreign statutes govern or influence the research, testing, manufacture, safety, labeling, storage, recordkeeping, approval, promotion, marketing, distribution, post-approval monitoring and reporting, sampling, quality, and import and export of our medicines. State, local, and other authorities also regulate pharmaceutical manufacturing.

Applicable legislation requires licensing of manufacturing and contract research facilities, carefully controlled research and testing of products, and governmental review and/or approval of results prior to marketing therapeutic products. Additionally, adherence to good laboratory practices (“GLP”) and good clinical practices (“GCP”) during nonclinical and clinical testing and cGMP during production is required. Our manufacturing CMOs are subject to periodic inspection by the FDA and other foreign equivalents to ensure that they are operating in compliance with cGMP requirements. In addition, marketing authorization for each new medicine may require a rigorous manufacturing pre-approval inspection by regulatory authorities. Post approval, there are strict regulations regarding changes to the manufacturing process, and, depending on the significance of the change, changes may require prior FDA approval. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use.

In addition, we are subject to other state and federal laws, including, among others, anti-kickback laws, fraud and abuse, false claims laws, Sunshine Act, patient protection and affordable care, data privacy and security laws and regulations, and transparency laws that restrict certain business practices in the pharmaceutical industry. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures.

U.S. Pharmaceutical Product Development Process

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a pharmaceutical drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled. The data and information are submitted to the FDA in the form of a New Drug Application (NDA), which must be accompanied by payment of a significant user fee unless a waiver or exemption applies. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs that cover new product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA can be approved. Before approving an NDA, the FDA can choose to inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMPs. The FDA may also audit sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. The FDA’s review of an NDA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications. The FDA is not bound by the recommendation of an advisory committee. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

FDA Regulation of Companion Diagnostics

As part of our clinical development plans, we are exploring the use of companion diagnostics to identify patients most likely to respond to our product candidates. Companion diagnostics are classified as medical devices under the FDCA in the United States and similarly in other foreign regulations. In the United States, the FDA regulates the medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance of medical devices. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval ("PMA").

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

Human Capital Resources

As of December 31, 2020, we had 201 employees located primarily in our offices in San Diego, California, of which 199 were full-time, exempt employees and the remaining were full-time, non-exempt employees. None of our employees are represented by a collective bargaining agreement.

Fostering and maintaining a strong, healthy culture is fundamental to the success of our business. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs and resources to help them improve or maintain their health and encourage healthy behaviors. In response to the COVID-19 pandemic, we implemented a work from home policy for non-laboratory employees and additional safety measures for employees continuing critical on-site work. In addition, we provided our employees stipends to help cover dependent care costs related to COVID-19 stay-at-home orders.

Our success depends on our ability to attract, engage and retain top talent. We believe a culture of diversity and inclusion enables us to create, develop and fully leverage the strengths of our workforce to meet our business objectives. We provide robust compensation plans to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others.

Corporate Information

We were originally incorporated in Canada as MethylGene, Inc. ("MethylGene") and reincorporated in Delaware on April 29, 2013 as Mirati Therapeutics, Inc. with headquarters in San Diego, California. We have a wholly-owned subsidiary in Canada, Methylgene, Inc. We maintain a website at www.mirati.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission ("SEC"), are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe to our website for email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report or our other filings with the SEC. Our common stock is listed under the ticker symbol "MRTX" on the Nasdaq Global Select Market since June 5, 2018, and was previously listed on the Nasdaq Capital Market since July 15, 2013.

Item 1A.     Risk Factors
RISK FACTORS
Except for the historical information contained herein, this Annual Report on Form 10-K and the information incorporated by reference herein contains forward-looking statements that involve a high degree of risk and uncertainties. You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you might lose all or part of your investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. We disclaim any obligation to update any forward-looking statement.
Summary of Risk Factors

We face a number of risks and uncertainties related to our business and our securities, many of which are beyond our control. Some of our principal risks related to our business include the following:

•Risks Relating to our Business and Industry
◦Our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.
◦All of our product candidates are subject to extensive regulation, which can be costly and time consuming, cause delays or prevent approval of such product candidates for commercialization
◦The successful commercialization of our product candidates, if approved, will depend on achieving market acceptance and we may not be able to gain sufficient acceptance to generate significant revenue.
◦The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.
◦We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.
◦Competition in our targeted market area is intense and this field is characterized by rapid technological change. Therefore developments by competitors may substantially alter the predicted market or render our product candidates uncompetitive
◦Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product label, or result in significant negative consequences following marketing approval, if any.
◦We are subject to competition for our skilled personnel and may experience challenges in identifying and retaining key personnel that could impair our ability to conduct our operations effectively.

•Risks Related to our Financial Position Capital Requirements
◦We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

•Risks Related to our Intellectual Property
◦We may not obtain adequate protection for our product candidates through patents and other intellectual property rights and as such, our competitive advantage in the marketplace may be compromised.

•Other factors set forth herein.

Risks Relating to Our Business and Industry

Our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. MRTX849 is in Phase 3 and Phase 1/2 clinical trials and MRTX1133 is in preclinical development. Sitravatinib is in a Phase 3 clinical trial, and Phase 1/2 clinical trials. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

Further, even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies.

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

We have begun to build our internal sales and marketing capabilities in the U.S., but we may not be able to find suitable sales and marketing staff and collaborators for all of our product candidates. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any collaborators may not be adequate or successful or could terminate or materially reduce the effort they direct to our products. The development of a marketing and sales capability will require significant expenditures, management resources and time. The cost of establishing such a sales force may exceed any potential product revenue, or our marketing and sales efforts may be unsuccessful. If we are unable to develop an internal marketing and sales capability in a timely fashion, or at all, or if we are unable to enter into a marketing and sales arrangement with a third party on acceptable terms, we may be unable to effectively market and sell approved products, if any, which would prevent us from being able to generate revenue and attain profitability. Further, we may not develop an internal marketing and sales capability if we are unable to successfully develop and seek regulatory approval for our product candidates.

The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.

Our business could be materially adversely affected by the effects of health epidemics. For example, since December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, has spread worldwide. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the U.S., Europe and certain other countries. In addition, the Governor of the State of California issued a number of stay at home orders and health directives. As a result of such orders, we implemented work-from-home policies for most of our employees and generally suspended business-related travel. Out of an abundance of caution and to protect the health and welfare of our employees, we continue to maintain work-from-home policies for most of our employees. The effects of these work-from-home and travel policies have thus far had a limited impact on our business.

Our business could be materially adversely affected by health epidemics in regions where we or our partners have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain. We have experienced impacts to our clinical trial operations due to the COVID-19 pandemic. Some examples of these impacts include:

•we have experienced impact on clinical site initiation and patient enrollment due to restrictions imposed as a result of the COVID-19 pandemic;

•some patients have not been able to comply with clinical trial protocols as quarantines have impeded patient movement and interrupted healthcare services;

•we have experienced some impact on our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19; and

•we have experienced some delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The global COVID-19 pandemic continues to rapidly evolve. While we have not yet experienced material adverse effects to our business as a result of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and could have negative impact our business, financial condition and operating results.

Changes in funding for the FDA, the SEC and other government agencies, or shutdowns, travel restrictions or furloughs related to the COVID-19 pandemic, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, travel restrictions, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. The impact of COVID-19 travel restrictions could result in the backlog of the FDA's ability to conduct pre-approval inspections, causing further delay in the approval of our products. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We are aware of three companies who currently have competing clinical-stage direct KRAS G12C inhibitor programs: Amgen, Inc., F. Hoffman-LaRoche Ltd., and Novartis AG. There are several immune checkpoint inhibitors currently approved for use as single agents to treat multiple tumor types, including NSCLC. To augment the efficacy of these agents, combination studies are being conducted with a variety of potentially synergistic mechanisms, including inhibitors of CTLA-4, LAG3, and CSF-1R. Most of these combination studies are being conducted in patients who are naïve to immune checkpoint inhibitor therapy. Direct mechanistic competitors to sitravatinib in combination with checkpoint inhibitors in NSCLC patients who failed previous immune checkpoint inhibitor therapy include CABOMETYX® (Exelixis, Inc.) and LENVIMA® (Eisai Co., Ltd.), both anti-VEGF agents that also inhibit other receptor tyrosine kinases. Additional potential competitors whose agents are being evaluated in combination with checkpoint inhibitors in NSCLC patients who failed previous immune checkpoint inhibitor therapy include Corvus Pharmaceuticals, Inc. (Adenosine A2Ar inhibitor), BMS (GITR inhibitor and LAG3 inhibitor) and Syndax, Inc. (HDAC inhibitor).

In addition to companies that have kinase inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to AbbVie Inc., Astellas Pharma Inc., AstraZeneca plc, Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Eli Lilly and Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., and Takeda Pharmaceutical Co.

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

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these personnel to leave our Company. In order to induce valuable employees to continue their employment with us, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Interim, topline and preliminary data from our clinical trials may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient enrollment and treatment continues and more patient data become available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary, interim, or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, preliminary, interim, and topline data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure.

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

•There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement; and

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

If we fail to obtain coverage and adequate reimbursement for our products, or our products used in combination therapies, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, on May 11, 2018, President Trump previously laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, "ACA") became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there remains judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Further, although the United States Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the ACA, as well as alternative or replacement healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Our potential future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

As a clinical-stage company that could potentially become a commercial pharmaceutical company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights will be applicable to our business. Our potential future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we may sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, known as business associates, as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions;

•the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action.

•the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are dependent on information technology systems and may be vulnerable to disruption, damage, theft of our intellectual property and financial obligation as a result of system failures, system security risks, data protection breaches and cyber-attacks, any of which could disrupt our internal operations, product development, or information technology systems, and could lead to theft of our intellectual property, reduced revenue, increased expenses, damage to our reputation or decline of our stock price.

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

We devote considerable internal and external resources to implementing security measures to protect our systems, customers, and users, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, intellectual property, or sensitive or confidential data about us, our employees, or our customers or users (including the potential loss or disclosure of such information or data as a result of employee error or other employee actions or inactions, hacking, fraud, social engineering, or other forms of deception) could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition. The effects of a security breach or privacy violation could be further amplified during the current COVID-19 pandemic. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $299.3 million, $182.9 million, and $93.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss for the years ended December 31, 2020, 2019, and 2018 were $357.9 million, $213.3 million, and $98.4 million respectively. As of December 31, 2020, we had an accumulated deficit of $1.1 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development and commercialize our product candidates.

If, at any point, we are unable to obtain funding from equity offerings or debt financings on a timely basis, we may be required to (1) seek additional collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; (2) relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or (3) significantly curtail one or more of our research or development programs or cease operations altogether.
We may not generate revenue from sales of products. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. If one or more of our product candidates is approved for commercial sale and we retain commercial rights, we anticipate incurring significant costs associated with commercializing any such approved product candidate. Therefore, even if we are able to generate revenue from the sale of any approved product, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success in:

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

We are a clinical-stage company with no approved products and no product revenue. Consequently, we expect that our financial and operating results will vary significantly from period to period.
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

•delays due to Force Majeure;

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

Our U.S. federal net operating loss ("NOL"), carryforwards generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "Tax Act"), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We believe we have experienced at least one ownership change based on past financing transactions and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

As a result, our NOL carryforwards generated in tax years beginning before January 1, 2018 may expire prior to being used, and the deductibility of our NOL carryforwards generated in tax years beginning after December 31, 2017, in taxable years beginning after December 31, 2020, will be subject to a percentage limitation.  In addition, we believe that we have in the past undergone, and in the future it is possible we may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs or other tax attributes is suspended or otherwise limited, including a California franchise tax law limiting the usability of California state NOLs and certain tax credits to offset taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Relating to Our Intellectual Property

We may not obtain adequate protection for our product candidates through patents and other intellectual property rights and as such, our competitive advantage in the marketplace may be compromised.

Our success depends to a significant degree upon on our ability to develop, secure and maintain our intellectual property rights to our proprietary products and to operate without infringing on the proprietary rights of others or having third parties circumvent the rights that we own or license. We have filed and are actively pursuing patent applications in the United States, Japan, Europe and other major markets via the Patent Cooperation Treaty or directly in countries of interest. However, we may not receive issued patents on any of our pending patent applications in these countries and we may not be able to obtain, maintain or enforce our patents and other intellectual property rights which could impact our ability to compete effectively. We cannot be certain that the U.S. Patent and Trademark Office, courts in the United States or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering any of our products in development as patentable. In addition, the scope of any of our issued patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier. Our method-of-use patents protect the use of a product only for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, including through legal action. Further, if the patent applications we hold or in-license with respect to our programs, product candidates and companion diagnostic fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products.

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

Our patents may be challenged by third parties from time to time, and we will have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the United States Patent and Trademark office or the International Trade Commission or foreign patent authorities. These disputes can result in the successful invalidation of our patents or reduction in scope so that our patent rights do not create an effective competitive barrier. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

It is possible that third parties will circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hamper our efforts. Further, a third party may claim that our products or technology infringe its patents or other intellectual property rights, as such we may have to discontinue or alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to needed intellectual property on favorable terms, if at all. There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. This is especially true since patent applications in the U.S. are filed confidentially for the first 18 months. Moreover, the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal issues remain.

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

Based on the information available to us as of December 31, 2020, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 40% of our outstanding common stock. Boxer Capital, LLC ("Boxer Capital") and its affiliates collectively own 11% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC ("Baker Brothers") the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Baker Brothers, Boxer Capital or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Changes in tax laws or regulations that are applied adversely to us or our future potential customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Pursuant to our 2013 Equity Incentive Plan (the "2013 Plan"), and our 2013 Employee Stock Purchase Plan (the "ESPP"), our management is authorized to grant stock options, restricted stock units and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Pursuant to the Inducement Plan, the Board of Directors is authorized to grant stock options, restricted stock units and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our shareholders to experience additional dilution, which could cause our stock price to fall.

Item 1B.     Unresolved Staff Comments
None.
Item 2.     Properties
Our corporate headquarters is currently located at 9393 Towne Centre Drive, San Diego, California 92121 (the "Towne Centre Lease") where we occupy approximately 42,000 square feet of office and lab space. We also entered into an Amended and Restated Lease for our new corporate headquarters at 3545 Cray Court, San Diego, California 92121 (the "Cray Court Lease") for approximately 118,000 square feet of office and lab space, which will commence in mid-2021. The Towne Centre Lease will expire mid-2021, concurrent with the Cray Court Lease commencement. We believe that our existing facilities are adequate to meet our current needs.
Item 3.     Legal Proceedings
None.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed under the ticker symbol "MRTX" on The Nasdaq Global Select Market since June 5, 2018, and was previously listed on The Nasdaq Capital Market since July 15, 2013. Prior to that date, there was no public market for our common stock in the United States as our common stock was listed on the Toronto Stock Exchange.
On February 19, 2021, the last reported sale price for our common stock on The Nasdaq Global Select Market was $204.71 per share.
As of February 19, 2021, we had 13 shareholders of record, which excludes shareholders whose shares were held in nominee or street name by brokers. The actual number of common shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph and Cumulative Total Return
The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2015 in each of (i) Mirati Therapeutic, Inc.’s common stock, (ii) The Nasdaq Composite Index and (iii) The Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mirati Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Mirati Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/15 in stock or index.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The Company has elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021, and is omitting this disclosure in reliance thereon.

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

Company Overview
Mirati Therapeutics, Inc. is a clinical-stage oncology company developing novel therapeutics to address the genetic and immunological promoters of cancer. MRTX849 is an investigational, selective, specific, potent and orally available KRAS G12C inhibitor in clinical development as a monotherapy and in combination with other agents. Adagrasib is the provisionally filed nonproprietary name for MRTX849. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor in preclinical development. Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases ("RTK"s) and enhance immune responses through the inhibition of immunosuppressive signaling. We also have additional preclinical discovery programs which include potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach each of our discovery and development programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

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

Revenue Recognition

Under Accounting Standards Codification ("ASC") Topic 606 ("Topic 606"), we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone selling price, an increase or decrease of 10% in the estimated fair value of each performance obligation would not have a significant impact on the amount of revenue recognized.

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

Share-Based Compensation Expense

We measure and recognize compensation expense for share-based payments based on estimated fair value. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option- pricing model requires the use of certain estimates and judgmental assumptions that affect the amount of share-based compensation expense recognized in our consolidated financial statements. These assumptions include the expected volatility of our stock price, expected term of the options, the risk-free interest rate and expected dividend yields. We estimate the fair value of restricted stock units granted based on the closing market price of our common stock on the date of grant. Share-based compensation is recognized using the graded accelerated vesting method. If any of the assumptions used in our calculation change significantly, share-based compensation expense may differ materially from what we have recorded in the current period.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

This section provides an analysis of our financial results for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019. For the discussion covering the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020.

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Increase
License and collaboration revenues	$13,398	$3,335	$10,063
Research and development expenses	299,349	182,866	116,483
General and administrative expenses	83,412	42,573	40,839
Other income, net	11,426	8,848	2,578

License and collaboration revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory, as well as a license agreement (the "ORIC License Agreement") with ORIC Pharmaceuticals, Inc. ("ORIC") pursuant to which the Company granted to ORIC an exclusive, worldwide license to develop and commercialize the Company's allosteric polycomb repressive complex 2 ("PRC2") inhibitors for all indications. License and collaboration revenues for the year ended December 31, 2020 were $13.4 million, of which $11.4 million related to the transfer of the license and related know-how to ORIC under the ORIC License Agreement, and $2.0 million related to the manufacturing supply services agreement with BeiGene. License and collaboration revenues for the year ended December 31, 2019 were $3.3 million and relate to the manufacturing supply services agreement with BeiGene.

Research and Development Expenses

Research and development expenses consist primarily of:

•salaries and related expenses for personnel, including expenses related to stock options, or other share-based compensation granted to personnel in development functions;

•fees paid to external service providers such as CROs and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies;

•fees paid to contract services related to drug discovery efforts including chemistry and biology services;

•license fees paid in connection with our early discovery efforts; and

•costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred.

Our research and development efforts during the years ended December 31, 2020 and 2019 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses, (in thousands):

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
Third-party research and development expenses:
Clinical development programs:
MRTX849	$121,689	$53,778	$67,911
Sitravatinib	57,276	60,952	(3,676)
Discontinued programs	1,900	2,995	(1,095)
Pre-clinical development programs:
MRTX1133	10,297	7,540	2,757
Preclinical and early discovery	11,873	3,353	8,520
Total third-party research and development expenses	203,035	128,618	74,417
Salaries and other employee related expense	37,545	19,835	17,710
Share-based compensation expense	48,044	31,024	17,020
Other research and development costs	10,725	3,389	7,336
Research and development expense	$299,349	$182,866	$116,483

Research and development expenses for the year ended December 31, 2020 were $299.3 million compared to $182.9 million during the year ended December 31, 2019. The increase of $116.4 million during the year ended December 31, 2020 relates to an increase in third-party research and development expenses of $74.4 million, an increase in salaries and other employee related expense of $17.7 million, an increase in share-based compensation expense of $17.0 million, and an increase in other research and development costs of $7.3 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with the development of MRTX849 of $67.9 million. The increase in expenses associated with MRTX849 relates to the Phase 1/2 clinical trial which was initiated in the first quarter of 2019, and a Phase 2 clinical trial which was initiated in the first quarter of 2020, and the costs are comprised largely of manufacturing expenses, CRO fees and other clinical trial-related expenses. The increase in salaries and other employee related expense of $17.7 million is primarily due to an increase in the number of research and development employees during the year ended December 31, 2020 compared to the same period in 2019. The increase in share-based compensation of $17.0 million is due to an increase in the fair value of equity awards granted and an increase in headcount during the year ended December 31, 2020 compared to the same period in 2019. The increase in other research and development costs of $7.3 million is primarily due to increases in costs associated with professional and consulting services, as well as temporary worker expenses.

At this time, due to the risks inherent in the clinical development process and product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of MRTX849 and sitravatinib. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing MRTX849, sitravatinib and MRTX1133, or any of our other preclinical programs into more advanced stages of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, commercial and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

General and administrative expenses for the year ended December 31, 2020 were $83.4 million compared to $42.6 million for the same period in 2019. The increase of $40.8 million is primarily due to an increase in share-based compensation expense of $13.3 million, an increase in salaries and other employee related expense of $12.8 million, an increase in professional services expense of $11.2 million, and an increase in facilities, insurance and other expense of $3.6 million. The increase in share-based compensation expense is due to an increase in the fair value of equity awards granted and an increase in headcount during the year ended December 31, 2020 compared to the same period in 2019. The increase in salaries and other employee related expense is primarily due to an increase in the number of general and administrative employees during the year ended December 31, 2020 compared to the same period in 2019, and is largely driven by commercial readiness activities. The increase in professional services expense is primarily due to an increase in commercial costs. The increase in facilities, insurance and other expense is primarily driven by increased software licensing costs and expensed equipment due to increased headcount during the year ended December 31, 2020 compared to the same period in 2019, as well as increased director's and officer's liability insurance expense.

Other Income, Net

Other income, net for the year ended December 31, 2020 was $11.4 million compared $8.8 million for the same period in 2019. The increase is primarily due to the change in fair value on the long-term investment in ORIC Pharmaceuticals, Inc., which was acquired in 2020 in connection with the ORIC License Agreement, offset by a decrease in interest income primarily due to timing of scheduled maturities.

Liquidity and Capital Resources

At December 31, 2020, we had $1.4 billion of cash, cash equivalents and short-term investments compared to $415.1 million at December 31, 2019. During 2020, we completed public offerings of our common stock that generated total net proceeds of $1.2 billion: in October 2020, we completed a public offering of our common stock that generated net proceeds of $879.6 million and in January 2020, we completed a public offering of our common stock that generated net proceeds of $324.0 million. In July 2020, we entered into a sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million; no shares have been sold in connection with this sales agreement. In 2019, we completed public offerings of our common stock that generated net proceeds of $327.8 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

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

Cash Flows for the Years Ended December 31, 2020 and 2019

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(271,531)	$(147,726)
Net cash used in investing activities	(139,857)	(176,140)
Net cash provided by financing activities	1,250,714	338,028
Increase in cash, cash equivalents, and restricted cash	839,326	14,162

Net cash used in operating activities

Net cash used for operating activities was $271.5 million and $147.7 million for the years ended December 31, 2020 and 2019, respectively. Cash used in operating activities during 2020 primarily related to our net loss of $357.9 million, adjusted for non-cash share-based compensation expense of $85.8 million and net cash inflows from a change in our operating assets and liabilities of $16.2 million. Cash used in operating activities during 2019 primarily related to our net loss of $213.3 million, adjusted for non-cash share-based compensation expense of $55.5 million and net cash inflows from a change in our operating assets and liabilities of $13.2 million.

Net cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $139.9 million and $176.1 million, respectively, and reflects the purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was $1.3 billion and consisted primarily of proceeds received from the issuance of common stock, exercise of common stock options and stock issuances under the employee stock option plan. Net cash provided by financing activities for the year ended December 31, 2019 was $338.0 million and consisted of proceeds from issuance of common stock, exercise of common stock options, and stock issuances under the employee stock option plan.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020 that will affect our future liquidity (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations(1)	$94,184	$—	$9,525	$16,402	$68,257
Total contractual obligations	$94,184	$—	$9,525	$16,402	$68,257

(1) On June 30, 2020, the Company entered into an amended and restated lease agreement (the "Amended and Restated Lease") for office and laboratory space located in San Diego, California, for the Company's new corporate headquarters. The Amended and Restated Lease supersedes in its entirety the original lease agreement for the Company's future corporate headquarters dated as of August 22, 2019. The Amended and Restated Lease term has a lease term of approximately 12 years. The Company has an early termination right 7 years into the lease term, in which the total contractual obligation would be reduced by $41.1 million.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the consolidated financial statements included in this Form 10-K for the year ended December 31, 2020 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mirati Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mirati Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mirati Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Mirati Therapeutics, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021

Item 9B.     Other Information

Recently Adopted Accounting Pronouncements

See “Notes to Financial Statements-Note 3-Recently Issued and Recently Adopted Accounting Pronouncements” of our annual financial statements.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

Item 11.     Executive Compensation

            The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to the 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

INDEX TO EXHIBITS

Exhibit number	Description of Document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Registrant.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws. (7)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(8)
4.3	Form of Warrant to Purchase Common Stock (11)
4.4	Form of Warrant to Purchase Common Stock (15)
4.5	Description of Capital Stock
10.1	Form of Securities Purchase Agreement relating to the 2012 private placement.(1)
10.2+	Amended and Restated Incentive Stock Option Plan.(1)
10.3+	Amended and Restated 2013 Equity Incentive Plan and Form of Stock Option Grant Notice and Form of Stock Option Agreement thereunder.(16)
10.4+	Form of 2013 Employee Stock Purchase Plan.(1)
10.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Amended and Restated 2013 Equity Incentive Plan.(24)
10.6+	Mirati Therapeutics, Inc. Inducement Plan.(19)
10.7+	Form of Stock Option Grant Notice and Stock Option Agreement under Mirati Therapeutics, Inc. Inducement Plan.(19)
10.8+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Mirati Therapeutics, Inc. Inducement Plan.(19)
10.9+	Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum.(1)
10.10+	Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum.(3)
10.11	Lease Agreement, dated June 24, 2014, by and between the Company and ARE-SD Region No. 20, LLC. (5)
10.12	First Amendment to Lease to 9393 Towne Centre Drive, dated March 23, 2017. (9)
10.13+	Letter Agreement, dated August 30, 2013, by and between the Registrant and Dr. Isan Chen.(4)
10.14+	Letter Agreement, dated May 20, 2013, by and between Methylgene Inc. and James Christensen.(6)
10.15+	Form of Indemnity Agreement.(4)
10.16+	Amended and Restated Non-Employee Director Compensation Policy.
10.17+	Letter Agreement, dated September 13, 2016, by and between Mirati Therapeutics, Inc. and Christopher LeMasters.(10)
10.18+	Amendment to Amended and Restated Employment Agreement, dated December 19, 2016, by and between the Registrant and Dr. Charles Baum. (11)
10.19+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Jamie Donadio. (10)
10.20+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Dr. Isan Chen.(10)
10.21+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and James Christensen.(10)
10.22+	Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and Christopher LeMasters.(10)
10.23	Collaboration and License Agreement, dated January 7, 2018, by and among Mirati Therapeutics, Inc., MethylGene Inc. and BeiGene, Ltd.(12)
10.24	Second Amendment to Lease to 9393 Towne Centre Drive, dated April 5, 2018.(13)
10.25	Third Amendment to Lease to 9393 Towne Centre Drive, dated August 2, 2018.(14)
10.26	Clinical Trial Collaboration and Supply Agreement, dated January 3, 2019, by and between the Registrant and Bristol-Myers Squibb Company, and related Supply/Quality Addendum dated March 29, 2019.(17)
10.27
Drug Discovery Collaboration Option Agreement, dated October 1, 2014, by and between Mirati Therapeutics, Inc. and Array BioPharma Inc., and related amendments dated August 13, 2015, November 9, 2015, February 13, 2016, and August 24, 2018. (17)

10.28	Amended and Restated Fourth Amendment to Lease to 9393 Towne Centre Drive, dated August 22, 2019.(18)

10.29	Lease to 3545 Cray Court, dated August 22, 2019.(18)
10.30	Separation and Release Agreement, dated January 3, 2020, by and between the Registrant and Jamie Donadio.(20)
10.31	Separation and Release Agreement, dated January 3, 2020, by and between the Registrant and Chris LeMasters.(20)
10.32	Separation and Release Agreement, dated June 1, 2020, by and between the Registrant and Isan Chen.(21)
10.33	Amended and Restated Lease to 3545 Cray Court, dated June 30, 2020.(21)
10.34	Fifth Amendment to Lease to 9393 Towne Centre Drive, dated March 4, 2020.(22)
10.35	Sixth Amendment to Lease to 9393 Towne Centre Drive, dated July 15, 2020.(22)
10.36	Seventh Amendment to Lease to 9393 Towne Centre, dated November 30, 2020.
10.37	Letter Agreement, dated December 20, 2019, by and between the Registrant and Dan Faga.
10.38	Letter Agreement, dated December 18, 2019, by and between the Registrant and Benjamin Hickey.
10.39	Sales Agreement, dated July 2, 2020, by and between the Registrant and Cowen and Company, LLC.(23)
21.1	Subsidiaries of the Registrant.(1)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(20)    Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 7, 2020.
(21)    Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2020.
(22)    Incorporated by reference to Mirati Therapeutics, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2020.
(23)    Incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2020.
(24)    Incorporated by reference to Mirati Therapeutics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 26, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: February 25, 2021	by:	/s/ Charles M. Baum
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2021	by:	/s/ Daniel R. Faga
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Date: February 25, 2021	by:	/s/ Vickie S. Reed
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

Signature	Title	Date
/S/ CHARLES M. BAUM	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Charles M. Baum, M.D., Ph.D.

/S/ DANIEL R. FAGA	Executive Vice President and Chief Operating Officer (Principal Financial Officer)	February 25, 2021
Daniel R. Faga

/S/ VICKIE S. REED	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Vickie S. Reed

/S/ FAHEEM HASNAIN	Chairman of the Board	February 25, 2021
Faheem Hasnain

/S/ JULIE CHERRINGTON	Director	February 25, 2021
Julie Cherrington, Ph.D.

/S/ BRUCE L.A. CARTER	Director	February 25, 2021
Bruce L.A. Carter, Ph.D.

/S/ HENRY J. FUCHS	Director	February 25, 2021
Henry J. Fuchs, M.D.

/S/ MICHAEL GREY	Director	February 25, 2021
Michael Grey

/S/ CRAIG JOHNSON	Director	February 25, 2021
Craig Johnson

/S/ MAYA MARTINEZ-DAVIS	Director	February 25, 2021
Maya Martinez-Davis

/S/ AARON DAVIS	Director	February 25, 2021
Aaron Davis

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mirati Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
At December 31, 2020, the Company incurred $299.3 million for research and development expenses and accrued $39.6 million for research and development expenses. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities, including contract services for clinical trials and related clinical manufacturing costs in connection with early discovery efforts. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with Clinical Research Organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.
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

San Diego, California
February 25, 2021

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$885,562	$46,535
Short-term investments	504,544	368,515
Other current assets	13,537	9,357
Total current assets	1,403,643	424,407
Property and equipment, net	7,809	1,776
Long-term investment	15,629	—
Right-of-use asset	39,890	582
Other long-term assets	9,157	5,435
Total assets	$1,476,128	$432,200
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$71,472	$48,082
Deferred revenue and other current liabilities	—	824
Total current liabilities	71,472	48,906
Lease liability	41,905	—
Other liabilities	1,962	999
Total liabilities	115,339	49,905
Commitments and contingencies (see Note 15)
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 50,439,069 and 39,517,329 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	50	40
Additional paid-in capital	2,481,218	1,144,667
Accumulated other comprehensive income	9,759	9,889
Accumulated deficit	(1,130,238)	(772,301)
Total shareholders' equity	1,360,789	382,295
Total liabilities and shareholders' equity	$1,476,128	$432,200

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
License and collaboration revenues	$13,398	$3,335	$12,926
Total revenue	13,398	3,335	12,926
Expenses
Research and development	$299,349	$182,866	$93,872
General and administrative	83,412	42,573	21,681
Total operating expenses	382,761	225,439	115,553
Loss from operations	(369,363)	(222,104)	(102,627)
Other income, net	11,426	8,848	4,209
Net loss	$(357,937)	$(213,256)	$(98,418)
Unrealized (loss) gain on available-for-sale investments	$(130)	$410	$—
Comprehensive loss	$(358,067)	$(212,846)	$(98,418)
Basic and diluted net loss per share	$(7.96)	$(5.69)	$(3.19)
Weighted average common shares outstanding, basic and diluted	44,987,555	37,467,505	30,897,717

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity
	Shares	Amount
Balance at December 31, 2017	28,622,886	$29	$594,407	$9,479	$(460,627)	$143,288
Net loss	—	—	—	—	(98,418)	(98,418)
Issuance of common stock and warrants, net of issuance costs	3,162,500	3	130,660	—	—	130,663
Share-based compensation expense			15,854	—	—	15,854
Issuance of common stock from ESPP	21,536	—	442	—	—	442
Issuance of common stock under equity incentive plans	731,935	1	9,746	—	—	9,747
Balance at December 31, 2018	32,538,857	$33	$751,109	$9,479	$(559,045)	$201,576
Net loss	—	—	—	—	(213,256)	(213,256)
Issuance of common stock, net of issuance costs	4,269,838	4	327,826	—	—	327,830
Share-based compensation expense	—	—	55,537	—	—	55,537
Issuance of common stock from ESPP	14,488	—	675	—	—	675
Issuance of common stock under equity incentive plans	569,146	1	8,472	—	—	8,473
Proceeds from disgorgement of shareholders' short-swing profits	—	—	1,050	—	—	1,050
Net exercise of warrants	2,125,000	2	(2)	—	—	—
Unrealized gain on investments	—	—	—	410	—	410
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss	—	—	—	—	(357,937)	(357,937)
Issuance of common stock, net of issuance costs	8,124,168	8	1,203,568	—	—	1,203,576
Share-based compensation expense	—	—	85,847	—	—	85,847
Issuance of common stock from ESPP	14,436	—	1,206	—	—	1,206
Issuance of common stock under equity incentive plans	1,319,901	1	45,890	—	—	45,891
Proceeds from disgorgement of shareholders' short-swing profits	—	—	41	—	—	41
Net exercise of warrants	1,463,235	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(130)	—	(130)
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(357,937)	$(213,256)	$(98,418)
Non-cash adjustments reconciling net loss to operating cash flows
Non-cash consideration earned from license agreement	(11,424)	—	—
Change in fair value on long-term investment	(4,205)	—	—
Depreciation of property and equipment	641	249	175
Accretion of discount on investments	(674)	(3,421)	(1,320)
Share-based compensation expense	85,847	55,537	15,854
Changes in operating assets and liabilities:
Other current assets	(4,180)	(5,487)	1,052
Other long-term assets	(2,842)	(4,375)	(359)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	23,243	23,027	12,920
Cash flows used in operating activities	(271,531)	(147,726)	(70,096)
Investing activities:
Purchases of short-term investments	(662,824)	(530,228)	(255,795)
Sales and maturities of short-term investments	527,334	355,640	110,152
Purchases of property and equipment	(4,367)	(1,552)	(122)
Cash flows used in investing activities	(139,857)	(176,140)	(145,765)
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	1,203,576	327,830	130,663	(1)
Proceeds from issuance of common stock under equity incentive plans	45,891	8,473	9,747
Proceeds from disgorgement of shareholders' short-swing profits	41	1,050	—
Proceeds from issuances under employee stock purchase plan	1,206	675	442
Cash flows provided by financing activities	1,250,714	338,028	140,852
Increase (decrease) in cash, cash equivalents and restricted cash	839,326	14,162	(75,009)
Cash, cash equivalents and restricted cash, beginning of year	46,856	32,694	107,703
Cash, cash equivalents and restricted cash, end of year	$886,182	$46,856	$32,694

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$885,562	$46,535	$32,694
Restricted cash included in other long-term assets	620	321	—
Total cash, cash equivalents and restricted cash	$886,182	$46,856	$32,694

Supplemental disclosures of non-cash investing activities:
Accrued Capital Expenditures	$292	$—	$—
Allowance utilized for tenant improvements	$2,015	$—	$—
Initial recognition of operating right-of-use asset	$39,890	$—	$—
Initial recognition of operating lease liability	$41,905	$—	$—

(1) Proceeds in 2018 include pre-funded warrants to purchase up to 421,650 shares of the Company's common stock at a public offering price of $38.849 per warrant, net of issuance costs.

See accompanying notes

Mirati Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. ("MethylGene"), and operates primarily in the United States. The Company's common stock has been listed on the Nasdaq Global Select Market since June 5, 2018, and was previously listed on the Nasdaq Capital Market since July 15, 2013, under the ticker symbol "MRTX."

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered short-term investments and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, and the unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Property and Equipment, Net

Property and equipment is stated at historical cost less accumulated depreciation. Historical cost includes expenditures that are directly attributable to the acquisition of the items. All repairs and maintenance are charged to consolidated net loss during the financial period in which they are incurred.

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	3 years
Office and other equipment	6 years
Laboratory equipment	6 years
Leasehold improvements	The lesser of the lease term or the life of the asset

Upon disposal or impairment of property and equipment, the cost and related accumulated depreciation is removed from the consolidated financial statements and the net amount, less any proceeds, is included in consolidated net loss.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charges for the years ended December 31, 2020, 2019 and 2018.

Share-Based Compensation Expense

The Company measures and recognizes compensation expense for share-based payments based on estimated fair value, using the fair value of restricted stock units granted using the Company's closing stock price on the grant date, and using the fair value of stock options granted using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of certain estimates and judgmental assumptions that affect the amount of share-based compensation expense recognized in the Company's consolidated financial statements. These assumptions include the expected volatility of the Company's stock price, expected term of the options, the risk-free interest rate and expected dividend yields. Share-based compensation expense is recognized using the graded accelerated vesting method.

Research and Development Expenses

Research and development expenses are charged to consolidated net loss in the period in which they are incurred and are comprised of the following types of costs incurred in performing research and development activities: contract services for clinical trials and related clinical manufacturing costs, salaries and benefits including share-based compensation expense, costs for allocated facilities and depreciation of equipment and license fees paid in connection with the Company's early discovery efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation expense, related to the Company's executive, finance, legal, commercial and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

Leases

We determine if an arrangement is a lease at inception. Lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, we recognize operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, if the interest rate used to determine the present value of future lease payments it not readily determinable, we estimate our incremental borrowing rate as the discount rate for the lease. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option and warrant agreements.

The following table presents the weighted average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Year ended
	December 31,
	2020	2019	2018
Common stock options	2,503,294	2,403,055	1,781,388
Common stock warrants	9,210,824	10,231,006	11,631,636
Total	11,714,118	12,634,061	13,413,024

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

4. Investments

The following tables summarize the Company's short-term investments (in thousands):

		As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$130,814	$160	$(4)	$130,970
Commercial paper	1 year or less	240,725	58	(18)	240,765
U.S. Agency bonds	2 years or less	83,227	37	(1)	83,263
U.S. Treasury bills	2 years or less	49,539	10	(3)	49,546
		$504,305	$265	$(26)	$504,544

		As of December 31, 2019
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$160,065	$233	$(1)	$160,297
Commercial paper	1 year or less	120,862	74	—	120,936
U.S. Agency bonds	2 years or less	50,745	41	(4)	50,782
U.S. Treasury bills	2 years or less	36,474	27	(1)	36,500
		$368,146	$375	$(6)	$368,515

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. As of December 31, 2020, and December 31, 2019, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

As of December 31, 2020, the Company held 588,235 shares of ORIC Pharmaceuticals, Inc. ("ORIC") common stock subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of ORIC's common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability, with any unrealized gains and losses recorded in the Company's consolidated statements of operations and comprehensive loss. See Note 5 for further details.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$20,398	$20,398	$—	$—
Money market funds	865,164	865,164	—	—
Total cash and cash equivalents	885,562	885,562	—	—

Short-term investments:
U.S. Treasury bills	49,546	49,546	—	—
Corporate debt securities	130,970	—	130,970	—
Commercial paper	240,765	—	240,765	—
U.S. Agency bonds	83,263	—	83,263	—
Total short-term investments	504,544	49,546	454,998	—

Long-term investment:
ORIC Pharmaceuticals	15,629	—	—	15,629

Total	$1,405,735	$935,108	$454,998	$15,629

	December 31, 2019
	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Cash	$662	$662	$—
Money market funds	45,873	45,873	—
Total cash and cash equivalents	46,535	46,535	—

Short-term investments:
U.S. Treasury Bills	36,500	36,500	—
Corporate debt securities	160,297	—	160,297
Commercial paper	120,936	—	120,936
U.S. Agency bonds	50,782	—	50,782
Total short-term investments	368,515	36,500	332,015
Total	$415,050	$83,035	$332,015

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2020 and 2019. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Level 3 fair value measurement of the Company's long-term investment in ORIC Pharmaceuticals, Inc., which was acquired in 2020, utilized a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 92% volatility and an expected term of 1.1 years to determine the discount for lack of marketability of 21.5%. See Note 9 for further details on the license agreement with ORIC Pharmaceuticals, Inc. There were no transfers between fair value measurement levels for the years ended December 31, 2020 and 2019.

The following table presents the changes in estimated fair value of the Company's asset measured using significant unobservable inputs (Level 3) (in thousands):

December 31, 2020
Balance - January 1, 2020	$—
Additions	11,424
Change in fair value	4,205
Balance - December 31, 2020	$15,629

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$8,158	$5,672
Deposits and other receivables	3,075	2,119
Interest receivables	2,304	1,566
	$13,537	$9,357

The other long-term assets balance of $9.2 million as of December 31, 2020 consisted of $8.6 million in deposits paid in connection with the Company's research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company's corporate headquarters. The other long-term assets balance of $5.4 million as of December 31, 2019 consisted of $5.1 million in deposits paid in conjunction with the Company's research and development activities, and $0.3 million for a letter of credit secured by restricted cash in connection with the lease of the Company's corporate headquarters.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computer equipment	$201	$201
Office and other equipment	329	329
Laboratory equipment	5,310	2,212
Leasehold improvements	3,639	63
Gross property and equipment	9,479	2,805
Less: Accumulated depreciation	(1,670)	(1,029)
Property and equipment, net	$7,809	$1,776

The Company incurred depreciation expense of $0.6 million during the year ended December 31, 2020, and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts payable	$18,117	$16,367
Accrued clinical expense	32,240	21,290
Accrued development and other expense	7,151	2,510
Accrued compensation and benefits	13,964	7,915
	$71,472	$48,082

The long-term liabilities balance of $2.0 million as of December 31, 2020, and $1.0 million as of December 31, 2019, consisted primarily of clinical trial-related liabilities.

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

The Company determined the transaction price was equal to the up-front fee of $10.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. As such, of the up-front fee, the Company allocated $9.5 million to the license of the Company's intellectual property, bundled with the associated know-how, and $0.5 million to the initial obligation to supply sitravatinib for clinical development in the Licensed Territory.

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018, therefore the Company recognized the full revenue related to this performance obligation in the amount of $9.5 million during the year ended December 31, 2018 as license and collaboration revenues in its consolidated statements of operations and comprehensive loss; no revenue related to this performance obligation was recorded during the years ended December 31, 2020 or 2019.

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation, which began in late 2018 and continued into 2020. The Company recognized $2.0 million as license and collaboration revenues for this performance obligation for the year ended December 31, 2020, of which $1.8 million relates to cost-sharing payments due from BeiGene, and $0.2 million relates to recognition from the deferred revenue balance. The Company recognized $3.3 million for this performance obligation during the year ended December 31, 2019, of which $3.0 million relates to cost-sharing payments due from BeiGene, and $0.3 million relates to recognition from the deferred revenue balance. The Company recognized $0.5 million for this performance obligation during the year ended December 31, 2018, of which $0.4 million relates to cost-sharing payments due from BeiGene, and $0.1 million relates to recognition from the deferred revenue balance.

The Company recorded a cost-sharing receivable from BeiGene within other current assets on the consolidated balance sheets of $1.3 million and $0.4 million as of December 31, 2020 and 2019, respectively.

Milestone Payments. The Company is entitled to development milestones under the agreement. The Company did not recognize revenue associated with development milestones during the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, the Company recognized $3.0 million as license and collaboration revenues in connection with a milestone payment from BeiGene for initiating the first clinical trial in the Licensed Territory. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. The Company determined that as of December 31, 2020, the remaining potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control. Therefore, these payments have been fully constrained and are therefore not recognized as revenue. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2020, 2019, or 2018.

The following table presents a summary of the activity in the Company's contract liabilities during the year ended December 31, 2020 (in thousands):

Beginning balance, January 1, 2020	$(172)
Revenue from performance obligations satisfied during reporting period	172
Ending balance, December 31, 2020	$—

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

Under the agreements, following the joint discovery periods which have concluded, the Company executed its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 (adagrasib is the provisionally filed name for MRTX849) and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $4.5 million in development milestone payments from inception through December 31, 2020.

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

For the year ended December 31, 2020, the Company incurred expenses under these agreements with Pfizer of $4.8 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for MRTX849, a $0.3 million milestone payment for initiation of the first regulatory toxicology study for MRTX1133, and $1.5 million in research and development services. For the year ended December 31, 2019, the Company incurred expense of $7.0 million, consisting of a $1.0 million milestone payment for initiation of the first Phase 1 trial for MRTX849, and $6.0 million in research and development services. For the year ended December 31, 2018, the Company incurred $6.4 million, consisting of a $2.0 million option fee for an exclusive license to further develop and commercialize MRTX1133, a $0.3 million milestone payment for initiation of the first regulatory toxicology study for MRTX849, and $4.1 million in research and development services.

ORIC Pharmaceuticals Agreement

Terms of Agreement

On August 3, 2020, the Company entered into a license agreement with ORIC Pharmaceuticals, Inc. ("ORIC") pursuant to which the Company granted to ORIC an exclusive, worldwide license to develop and commercialize the Company's allosteric polycomb repressive complex 2 ("PRC2") inhibitors for all indications (the "ORIC License Agreement"). In accordance with the terms of the ORIC License Agreement, in exchange for such license, ORIC issued 588,235 shares of its common stock (the "Shares") to the Company on August 3, 2020. The Shares were issued under a stock issuance agreement entered into between ORIC and the Company, dated August 3, 2020. During the eighteen-month period following the date of the stock issuance agreement, the Company is subject to certain transfer restrictions. ORIC is not obligated to pay the Company milestone payments or royalty payments under the ORIC License Agreement.

Unless terminated earlier, the ORIC License Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) 10 years after the first commercial sale of such licensed product in such country. Following the expiration of the ORIC License Agreement, ORIC will retain its licenses under the intellectual property the Company licensed to ORIC on a royalty-free basis. The Company and ORIC may each terminate the ORIC License Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. The Company may terminate the agreement if ORIC challenges any of the patent rights licensed to ORIC by the Company or if ORIC discontinues development of licensed products for a specified period of time. ORIC also has the right to terminate the ORIC License Agreement without cause by providing prior written notice to the Company.

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

The Company allocated the entire transaction price to the distinct performance obligation described above, and the license and related know-how was transferred to ORIC during the third quarter of 2020. Therefore, the Company recognized the entire transaction price of $11.4 million as license and collaboration revenues in its consolidated statements of operations and comprehensive loss.

10. Shareholders' Equity

Common Stock

The following shares were reserved for future issuance:

December 31, 2020
Common stock options outstanding	4,429,489
Restricted stock units outstanding	465,260
Warrants to purchase common stock	8,229,632
Employee Stock Purchase Plan	128,436
Shares available for grant	1,708,448
Total	14,961,265

Sale of Common Stock

In October 2020, the Company sold 4,585,706 shares of its common stock at a public offering price of $202.00 per share. After deducting underwriter discounts, commissions and estimated offering expenses, the Company received net proceeds from the transaction of approximately $879.6 million.

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

At-the-Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. As of December 31, 2020, the Company has not offered or sold any shares of common stock pursuant to this sales agreement.

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

Warrants

As of December 31, 2020, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	3,733,218
November 20, 2017	None	$0.001	4,137,999
June 11, 2018	None	$0.001	358,415
			8,229,632

During the year ended December 31, 2020, warrants for 1,400,012 shares of the Company's common stock were exercised via cashless exercises, resulting in the issuance of 1,400,000 shares of common stock, and warrants for 63,235 shares of the common stock were exercised for cash, generating immaterial net proceeds.

During the year ended December 31, 2019, warrants for 2,125,033 shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 2,125,000 shares of common stock.

During the year ended December 31, 2018, no warrants were exercised.

11. Share-Based Compensation

Equity Incentive Plan

The Company has a stock option plan (the "Stock Option Plan") for the benefit of employees, directors, officers and consultants of the Company. In May 2013 the Company's Board of Directors adopted the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by the Company's shareholders in connection with the Arrangement. The Company's Board of Directors and shareholders approved an amendment to the 2013 Plan in 2019 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2.5 million shares. The 2013 Plan is a continuation of and successor to the Stock Option Plan and no further grants will be made under the Stock Option Plan. As of December 31, 2020, there were approximately 1.5 million shares available to be granted from the 2013 Plan.

In December 2019, the Company's Board of Directors adopted the Inducement Plan, reserving 417,343 shares of the Company's common stock for issuance of stock options and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. As of December 31, 2020, there were 246,728 shares available to be issued from the Inducement Plan.

As of December 31, 2020, share-based compensation awards under both the Stock Option Plan and the 2013 Plan consist of incentive and non-qualified stock options, and restricted stock units. Stock options granted under each of the plans must have an exercise price equal to at least 100% of the fair market value of the Company's common stock on the date of grant and generally vest over four years. Stock options granted under the Stock Option Plan have a contractual term of seven years and stock options granted under the 2013 Plan have a contractual term of ten years.

Stock Options

The following table summarizes the Company's stock option activity and related information for the year ended December 31, 2020:

	Number of options	Weighted average exercise price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2019	5,287,977	$44.10
Granted	901,094	$115.83
Exercised	(1,318,963)	$34.79
Canceled/forfeited	(440,619)	$70.64
Balance outstanding as of December 31, 2020	4,429,489	$58.82	7.3	$712.5
Options exercisable at December 31, 2020	2,374,753	$33.62	6.2	$441.7

The total intrinsic value of stock options exercised was $121.5 million, $38.6 million and $18.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company received total cash of $45.9 million, $8.5 million and $9.7 million for the exercise of options for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $52.1 million, $20.4 million and $8.2 million, respectively. Upon option exercise, the Company issues new shares of its common stock.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. Forfeitures are accounted for as incurred as a reversal of any share-based compensation expense related to options that will not vest. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average estimated fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.1%	2.2%	2.6%
Dividend yield	—%	—%	—%
Volatility factor	81.5%	82.1%	94.3%
Expected term (in years)	5.6	5.6	6.0
Weighted average estimated fair value per share	$77.92	$52.03	$24.39

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

The total compensation cost not yet recognized as of December 31, 2020 related to non-vested option awards was $61.4 million which will be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units ("RSUs")

The Company began issuing RSUs during the year ended December 31, 2020. The RSUs generally vest annually over four years and are subject to continued service. A summary of the Company's RSU activity for the year ended December 31, 2020 is as follows:

	Number of RSUs	Weighted average grant date fair value	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2019	—	$—
Granted	487,569	$113.91
Releases	(938)	$113.20
Canceled/forfeited	(21,371)	$109.00
Balance outstanding as of December 31, 2020	465,260	$114.14	$102.2

The total vest date fair value of RSUs that vested during the year ended December 31, 2020 was $0.1 million. The total compensation cost not yet recognized as of December 31, 2020 related to non-vested RSUs was $31.4 million, which will be recognized over a weighted-average period of 1.7 years.

Total share-based compensation expense by consolidated statement of operations and comprehensive loss classification is presented below (in thousands):

	Year ended December 31,
	2020	2019	2018
Research and development expense	$48,044	$31,024	$7,232
General and administrative expense	37,803	24,513	8,622
	$85,847	$55,537	$15,854

For the years ended December 31, 2020, 2019 and 2018, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge.

2013 Employee Stock Purchase Plan

In May 2013, the Company's Board of Directors adopted the 2013 Employee Stock Purchase Plan (the "ESPP"). The ESPP was approved by the Company's shareholders in connection with the Arrangement. In December 2014, the ESPP became effective and the first purchase period began. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than six months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. As of December 31, 2020, 171,564 shares have been issued out of the plan.

12. Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the "Plan") for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. During the year ended December 31, 2020, the Company matched up to 5% of an employee's earnings, subject to Internal Revenue Service limitations. In 2019, the Company matched up to 4% of an employee's contributions, subject to a limit of $2,500. Expense associated with the Company's matching contribution totaled $1.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018 respectively.

13. Income Taxes

The Company had no federal income tax expense and immaterial state tax expense for the years ended December 31, 2020, 2019 and 2018.

The differences between the effective income tax rate and the statutory tax rates during the years ended 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss before tax	$(357,937)	$(213,256)	$(98,418)
Statutory combined U.S. federal and state tax rate	21.00%	21.00%	21.00%
Statutory federal and state taxes	(75,167)	(44,784)	(20,668)
State income taxes, net of federal benefit	(13,490)	—	—
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	110,985	52,719	25,959
Non-deductible share-based compensation	2,724	1,810	884
Tax deductions for share-based compensation	(17,991)	(6,917)	(2,924)
Tax credits	(15,672)	(8,621)	(5,130)
Uncertain tax positions	3,857	2,143	1,283
Return to provision and other true-ups	25	(60)	375
Non-deductible officers' compensation	4,697	3,527	179
Other differences	32	183	42
Income tax benefit	$—	$—	$—

Deferred Tax

The following table summarizes the significant components of the Company's deferred tax assets (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Tangible and intangible depreciable assets	$32,180	$6,978
Stock compensation	19,183	12,321
Provisions	2,510	934
Other, net	—	35
Lease liability	8,800	137
Net operating loss carry forwards	182,536	116,345
Capital loss carryforward	114	178
Canada scientific research and experimental development expenditures	5,471	5,471
U.S. research and development tax credits	28,834	17,080
Total gross deferred tax assets	279,628	159,479
Less valuation allowance	(270,368)	(159,357)
Net deferred tax assets	$9,260	$122

Deferred tax liabilities:
Right-of-use asset	$(8,377)	$(122)
Non-current investment	(883)	—

Net deferred income taxes	$—	$—

Total valuation allowance increased by $111.0 million for the year ended December 31, 2020. The Company has established a full valuation allowance against its net deferred tax assets as of December 31, 2020 due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2020.

For Canadian federal income tax purposes, the Company's Canadian federal scientific research and experimental development expenditures amounted to $19.9 million at December 31, 2020, 2019 and 2018 and for provincial income tax purposes amounted to $21.6 million at December 31, 2020, 2019 and 2018. As operations in Canada ceased during 2014, no expenditures were incurred for the years ended December 31, 2020, 2019 and 2018. These expenditures are available to reduce future taxable income and have an unlimited carry forward period. Scientific research and development expenditures are subject to verification by the taxation authorities, and accordingly, these amounts may vary by a material amount. In addition, the Company has research and development tax credit carryforwards for U.S. federal and state income tax purposes as of December 31, 2020 of $29.7 million and $11.3 million, respectively. The federal credits will begin to expire in 2033 unless utilized and the state credits have an indefinite life.

At December 31, 2020, the Company's net operating loss carry forwards ("NOLs") for U.S. federal and state income taxes were $702.9 million and $274.3 million, respectively and the Company's NOLs for Canadian federal and provincial income tax purposes were $79.3 million and $78.7 million, respectively. The NOLs expire as follows (in thousands):

	US		Canada
	Federal	State	Federal	Provincial
Expires in:
2030	$—	$—	$4,830	$4,907
2031	—	—	7,059	7,066
2032	—	—	13,308	12,433
2033	2,225	2,232	18,623	19,385
2034	7,276	22,162	32,401	31,809
2035	53,359	52,950	1,084	1,084
2036	23,379	—	777	777
2037	65,509	—	697	697
2038	—	3,817	—	—
2039	—	—	242	242
2040	—	193,163	273	273
Does not expire	551,134	—	—	—
	$702,882	$274,324	$79,294	$78,673

The future utilization of the U.S. federal and state NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "Act") limits a company's ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% (by value) as defined in the Act. During 2017, the Company completed a study to assess whether an ownership change, as defined by Section 382 of the Act, had occurred from the Company’s formation through December 31, 2017. The results of the study have been extended through December 31, 2020. Based upon the study, the Company determined an ownership change had occurred during 2017, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2020 would expire solely as a result of annual limitations on the utilization of those attributes. The Canadian Federal and Provincial Tax Acts maintain similar rules in the case of acquisition of control, which may limit the utilization of tax attributes.

The Company files income tax returns in the U.S. (federal and state) and Canada (federal and provincial). The Company’s U.S. operations have not been audited for any open taxation years. The Company has experienced losses for U.S. tax purposes and therefore, the taxation authorities may review any loss year, if and when the losses are utilized.

For Canadian tax purposes, the Company remains subject to federal and provincial audit for the December 31, 2016 and subsequent taxable years. Where tax years remain open, the Company considers it reasonably possible that issues may be raised or tax positions agreed to with the taxation authorities, which may result in increases or decreases of the balance of non-refundable investment tax credits ("ITCs") and NOLs. However, an estimate of such increases and decreases cannot be currently made.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	Federal			Provincial/State
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Unrecognized tax positions, beginning of year	$4,268	$2,617	$1,693	$8,648	$8,010	$7,556
Gross increase — current period tax positions	3,126	1,651	924	1,004	638	454
Gross decrease — prior period tax positions	—	—	—	—	—	—
Gross increase — prior period tax positions	—	—	—	—	—	—
Expiration of statute of limitations	—	—	—	—	—	—
Unrecognized tax positions, end of year	$7,394	$4,268	$2,617	$9,652	$8,648	$8,010

If recognized, none of the unrecognized tax positions would impact the Company's income tax benefit or effective tax rate as long as the Company's net deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax positions within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties on tax matters as of December 31, 2020, 2019 and 2018, and the Company had no ongoing tax audits as of December 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company's history of net operating losses, the CARES Act is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company's non-refundable Canadian federal ITCs as of December 31, 2020 are $3.9 million and relate to scientific research and development expenditures, which may be utilized to reduce Canadian federal income taxes payable in future years. The benefits of the non-refundable Canadian federal ITCs have not been recognized in the financial statements and will be recorded as a reduction of tax expense when realized.

The non-refundable investment tax credits expire as follows (in thousands):

Federal ITC
Expires in:
2030	$764
2031	1,000
2032	1,125
2033	1,031
$3,920

15. Commitments and Contingencies

On June 30, 2020, the Company entered into an amended and restated lease agreement (the "Amended and Restated Lease") for office and laboratory space located in San Diego, California, for the Company's new corporate headquarters. The Amended and Restated Lease supersedes in its entirety the original lease agreement for the Company's future corporate headquarters dated as of August 22, 2019. The Amended and Restated Lease has a lease term of approximately 12 years ("Lease Term"), unless terminated earlier. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $0.6 million per month following the abatement period, which amount will increase by 3% per year over the Lease Term. The Company has also received incentives from the landlord for tenant improvements. As of December 31, 2020, the underlying asset was available for use by the Company to construct tenant improvements and therefore, the Lease Term is considered to have commenced.

The Amended and Restated Lease is considered to be an operating lease, and the Amended and Restated Lease indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the present value of its lease payments over the Lease Term. As of December 31, 2020, the consolidated balance sheet includes an operating right-of-use asset of $39.9 million and an operating lease liability of $41.9 million. For the year ended December 31, 2020, the Company recorded $0.3 million in operating lease expense.

As of December 31, 2020, the approximate future minimum lease payments under the Amended and Restated Lease are as follows:

(in thousands)	Operating Lease
Year Ending December 31,
2021	$—
2022	1,681
2023	7,844
2024	8,080
2025	8,322
Thereafter	68,257
Total operating lease payments	94,184
Less: Amount representing interest	(52,279)
Present value of operating lease payments	$41,905

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease is the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month. The leased property is subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018, and the Company entered into subsequent amendments to the original lease to extend the lease term to mid-2021 and expand the size of the existing space. All other terms and covenants from the original lease agreement remain unchanged.

As of December 31, 2019, the consolidated balance sheet includes a $0.6 million operating right-of-use asset, and a $0.7 million operating lease liability in deferred revenue and other current liabilities. For the year ended December 31, 2019, the Company recorded $0.4 million in operating lease cost.

16. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2020 and 2019 (unaudited, in thousands, except per share data):

	Three Months Ended
	3/31/2020	6/30/2020	9/30/2020	12/31/2020
License and collaboration revenues	$267	$—	$11,424	$1,707
Loss from operations	(89,487)	(84,862)	(88,678)	(106,336)
Net loss	(86,655)	(82,859)	(87,336)	(101,087)
Basic and diluted net loss per share	$(2.02)	$(1.89)	$(1.96)	$(2.08)

	Three Months Ended
	3/31/2019	6/30/2019	9/30/2019	12/31/2019
License and collaboration revenues	$1,244	$577	$988	$526
Loss from operations	(42,758)	(47,641)	(57,059)	(74,646)
Net loss	(40,912)	(45,695)	(54,273)	(72,376)
Basic and diluted net loss per share	$(1.17)	$(1.26)	$(1.38)	$(1.83)

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.