Form 10-Q
period 2021-03-31
Mirati Therapeutics, Inc.
filed 2021-05-06
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

  ☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35921
______________________________________________________
Mirati Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Delaware			46-2693615
(State of Incorporation)			(I.R.S. Employer Identification No.)
3545 Cray Court,	San Diego,	California	92121
(Address of Principal Executive Offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 29, 2021, there were 51,439,928 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$329,503	$885,562
Short-term investments	957,660	504,544
Other current assets	16,347	13,537
Total current assets	1,303,510	1,403,643
Property and equipment, net	9,061	7,809
Long-term investment	11,676	15,629
Right-of-use asset	39,278	39,890
Other long-term assets	17,307	9,157
Total assets	$1,380,832	$1,476,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,602	$18,117
Accrued liabilities	57,503	53,355
Total current liabilities	77,105	71,472
Lease liability	43,175	41,905
Other liabilities	1,139	1,962
Total liabilities	121,419	115,339
Commitments and contingencies (see Note 9)
Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,375,786 and 50,439,069 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	51	50
Additional paid-in capital	2,515,824	2,481,218
Accumulated other comprehensive income	9,456	9,759
Accumulated deficit	(1,265,918)	(1,130,238)
Total shareholders’ equity	1,259,413	1,360,789
Total liabilities and shareholders’ equity	$1,380,832	$1,476,128
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three months ended March 31,
	2021	2020
Revenue
License and collaboration revenues	$—	$267
Total revenue	—	267
Expenses
Research and development	104,071	71,708
General and administrative	28,350	18,046
Total operating expenses	132,421	89,754
Loss from operations	(132,421)	(89,487)
Other (expense) income, net	(3,259)	2,832
Net loss	$(135,680)	$(86,655)
Unrealized loss on available-for-sale investments	(303)	(182)
Comprehensive loss	$(135,983)	$(86,837)
Basic and diluted net loss per share	$(2.67)	$(2.02)
Weighted average common shares outstanding, basic and diluted	50,779,364	42,886,691

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789
Net loss for the period	—	—	—	—	(135,680)	(135,680)
Share-based compensation expense	—	—	24,722	—	—	24,722
Issuance of common stock under equity incentive plans	312,903	—	9,885	—	—	9,885
Net exercise of warrants	623,814	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(303)	—	(303)
Balance at March 31, 2021	51,375,786	$51	$2,515,824	$9,456	$(1,265,918)	$1,259,413

Three Months Ended March 31, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss for the period	—	—	—	—	(86,655)	(86,655)
Issuance of common stock, net of issuance costs	3,538,462	4	323,973	—	—	323,977
Share-based compensation expense	—	—	21,567	—	—	21,567
Issuance of common stock under equity incentive plans	496,521	—	15,183	—	—	15,183
Proceeds from disgorgement of shareholders' short-swing profits	—	—	41	—	—	41
Unrealized loss on investments	—	—	—	(182)	—	(182)
Balance at March 31, 2020	43,552,312	$44	$1,505,431	$9,707	$(858,956)	$656,226

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(135,680)	$(86,655)
Non-cash adjustments reconciling net loss to operating cash flows:
Change in fair value of long-term investment	3,953	—
Depreciation of property and equipment	294	126
Amortization of premium and accretion of discounts on investments	1,001	(520)
Share-based compensation expense	24,722	21,567
Changes in operating assets and liabilities:
Other current assets	(2,810)	(100)
Other long-term assets	(8,149)	(519)
Right-of-use asset	612	188
Lease liability	1,270	(198)
Accounts payable, accrued liabilities, and other liabilities	4,371	7,107
Cash flows used in operating activities	(110,416)	(59,004)
Investing activities:
Purchases of short-term investments	(621,661)	(230,384)
Sales and maturities of short-term investments	167,240	108,381
Purchases of property and equipment	(1,107)	(224)
Cash flows used in investing activities	(455,528)	(122,227)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	323,977
Proceeds from issuance of common stock under equity incentive plans	9,885	15,183
Proceeds from disgorgement of shareholders' short-swing profits	—	41
Cash flows provided by financing activities	9,885	339,201
(Decrease) increase in cash, cash equivalents and restricted cash	(556,059)	157,970
Cash, cash equivalents and restricted cash, beginning of period	886,182	46,856
Cash, cash equivalents and restricted cash, end of period	$330,123	$204,826

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$329,503	$204,505
Restricted cash included in other long-term assets	620	321
Total cash, cash equivalents and restricted cash	$330,123	$204,826

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included within accounts payable and accrued liabilities	$439	$408

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
1. Description of Business

Mirati Therapeutics, Inc. ("Mirati" or the "Company") is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. ("MethylGene"), and operates in one business segment, primarily in the United States. The Company's common stock has been listed on the Nasdaq Global Select Market since June 5, 2018 and was previously listed on the Nasdaq Capital Market since July 15, 2013, under the ticker symbol "MRTX."

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

Reported amounts and footnote disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed quarterly. Any revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

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

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For operating leases, if the interest rate used to determine the present value of future lease payments it not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three months ended March 31,
	2021	2020
Common stock options	2,758,415	2,174,353
Common stock warrants	8,043,004	9,692,771
Total	10,801,419	11,867,124

Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.

3. Investments

The following tables summarize the Company's short-term investments (in thousands):

		As of March 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$182,895	$45	$(181)	$182,759
Commercial paper	1 year or less	553,455	37	(19)	553,473
U.S. Agency bonds	2 years or less	133,484	48	—	133,532
U.S. Treasury bills	2 years or less	78,777	10	—	78,787
Sovereign debt securities	1 year or less	9,113	—	(4)	9,109
		$957,724	$140	$(204)	$957,660

		As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$130,814	$160	$(4)	$130,970
Commercial paper	1 year or less	240,725	58	(18)	240,765
U.S. Agency bonds	2 years or less	83,227	37	(1)	83,263
U.S. Treasury bills	2 years or less	49,539	10	(3)	49,546
		$504,305	$265	$(26)	$504,544

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. As of March 31, 2021, and December 31, 2020, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

As of March 31, 2021 and December 31, 2020, the Company held 588,235 shares of ORIC Pharmaceuticals, Inc. ("ORIC") common stock subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of ORIC's common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability, with any unrealized gains and losses recorded in other (expense) income, net on the Company's condensed consolidated statements of operations and comprehensive loss. See Note 4 for further details.

4. Fair Value Measurements

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$34,614	$34,614	$—	$—
Money market funds	294,889	294,889	—	—
Total cash and cash equivalents	329,503	329,503	—	—

Short-term investments:
U.S. Treasury bills	78,787	78,787	—	—
Corporate debt securities	182,759	—	182,759	—
Commercial paper	553,473	—	553,473	—
U.S. Agency bonds	133,532	—	133,532	—
Sovereign debt securities	9,109	—	9,109	—
Total short-term investments	957,660	78,787	878,873	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	11,676	—	—	11,676

Total	$1,298,839	$408,290	$878,873	$11,676

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$20,398	$20,398	$—	$—
Money market funds	865,164	865,164	—	—
Total cash and cash equivalents	885,562	885,562	—	—

Short-term investments:
U.S. Treasury bills	49,546	49,546	—	—
Corporate debt securities	130,970	—	130,970	—
Commercial paper	240,765	—	240,765	—
U.S. Agency bonds	83,263	—	83,263	—
Total short-term investments	504,544	49,546	454,998	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	15,629	—	—	15,629

Total	$1,405,735	$935,108	$454,998	$15,629

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2021 and December 31, 2020. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. As of March 31, 2021, the Level 3 fair value measurement of the Company's long-term investment in ORIC Pharmaceuticals, Inc., which was acquired in 2020, utilizes a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 96.0% volatility and an expected term of 0.8 years to determine the discount for lack of marketability of 19.0%. There were no transfers between fair value measurement levels during the three months ended March 31, 2021 or the year ended December 31, 2020.

The following table presents the changes in estimated fair value of the Company's asset measured using significant unobservable inputs (Level 3) (in thousands):

March 31, 2021
Balance - December 31, 2020	$15,629
Change in fair value	(3,953)
Balance - March 31, 2021	$11,676

5. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$9,933	$8,158
Deposits and other receivables	4,576	3,075
Interest receivable	1,838	2,304
	$16,347	$13,537

The other long-term assets balance of $17.3 million as of March 31, 2021 consisted of $16.7 million in deposits paid in conjunction with the Company's research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company's corporate headquarters. The other long-term assets balance of $9.2 million as of December 31, 2020 consisted of $8.6 million in deposits paid in conjunction with the Company's research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company's corporate headquarters.

6. Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued clinical expense	24,355	19,221
Accrued manufacturing expense	15,779	13,019
Accrued development expense	4,537	5,439
Accrued compensation and benefits	7,689	13,964
Other accrued expenses	5,143	1,712
	$57,503	$53,355

The other liabilities balance of $1.1 million as of March 31, 2021, and $2.0 million as of December 31, 2020, consisted primarily of clinical trial-related liabilities.

7. License and Collaboration Agreements

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

Revenue Recognition
The Company evaluated the BeiGene Agreement under Topic 606. At the time we entered into the BeiGene Agreement, the Company determined the transaction price was equal to the up-front fee of $10.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. As such, of the up-front fee, the Company allocated $9.5 million to the license to the Company's intellectual property, bundled with the associated know-how, and $0.5 million to the initial obligation to supply sitravatinib for clinical development in the Licensed Territory.

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

Manufacturing Supply Services.  The Company's initial obligation to supply sitravatinib for clinical development in the Licensed Territory represents a distinct performance obligation, and the initial obligation was satisfied in 2020, therefore this $0.5 million initial supply obligation has been fully recognized in license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the Licensed Territory. The Company recognizes revenue when BeiGene obtains control of the goods, upon delivery, over the period of the obligation. No revenue related to this performance obligation was recognized for the three months ended March 31, 2021. The Company recognized $0.3 million as license and collaboration revenues for this performance obligation for the three months ended March 31, 2020, primarily consisting of cost-sharing payments due from BeiGene.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the Licensed Territory. No milestone payments were earned during the three months ended March 31, 2021 or 2020. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company's control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2021 or 2020.

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

Under the agreements, following the joint discovery periods which have concluded, the Company executed its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 (adagrasib is the provisionally filed name for MRTX849) and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $4.5 million in development milestone payments from inception through March 31, 2021.

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

For the three months ended March 31, 2021, no expenses were incurred under these agreements with Pfizer. For the three months ended March 31, 2020, the Company incurred expenses of $4.5 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for MRTX849, and $1.5 million in research and development services.

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

In determining the transaction price, the Company received the Shares as non-cash consideration. The Company allocated the entire transaction price to the distinct performance obligation described above, and the license and related know-how was transferred to ORIC during the third quarter of 2020. Therefore, the Company recognized the entire transaction price during 2020 and classified the amount as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss. There were no such revenues recorded during the three months ended March 31, 2021.

The Shares are carried at fair value and are recorded on the condensed consolidated balance sheet as a long-term investment. Any change in fair value is recorded within other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss. The value of the long-term investment is determined by utilizing a Level 3 fair value measurement as further described in Note 4.

8. Warrants

As of March 31, 2021, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

During the three months ended March 31, 2021, 623,821 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 623,814 shares of common stock. No warrants were exercised during the three months ended March 31, 2020.

9. Commitments and Contingencies

On June 30, 2020, the Company entered into an amended and restated lease agreement (the "Amended and Restated Lease") for office and laboratory space located in San Diego, California, for the Company's new corporate headquarters. The Amended and Restated Lease supersedes in its entirety the original lease agreement for the Company's future corporate headquarters dated as of August 22, 2019. The Amended and Restated Lease has a lease term of 12 years ("Lease Term"), unless terminated earlier. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $0.6 million per month following the abatement period, which amount will increase by 3% per year over the Lease Term. The Company has also received incentives from the landlord for tenant improvements. During 2020, the underlying asset was available for use by the Company to construct tenant improvements and therefore, the Lease Term was considered to have commenced.

The Amended and Restated Lease is considered to be an operating lease, and the Amended and Restated Lease indicates the interest rate applicable to the lease is 12%, therefore the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of March 31, 2021, the condensed consolidated balance sheet includes an operating right-of-use asset of $39.3 million and an operating lease liability of $43.2 million. As of December 31, 2020, the consolidated balance sheet includes an operating right-of-use asset of $39.9 million and an operating lease liability of $41.9 million. For the three months ended March 31, 2021, the Company recorded $2.0 million in operating lease expense.

As of March 31, 2021, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
2021 - remainder	$—
2022	1,681
2023	7,844
2024	8,080
2025	8,322
Thereafter	68,257
Total operating lease payments(†)	94,184
Less: Amount representing interest	(51,009)
Total lease liability	$43,175
____________________
†The Company has an early termination right 7 years into the lease term, in which the total contractual obligation would be reduced by $41.1 million.

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease was the Company's corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month and was subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018, and the Company entered into subsequent amendments to the original lease to extend the lease term to mid-2021. All other terms and covenants from the original lease agreement remain unchanged. For the three months ended March 31, 2020, the Company recorded $0.1 million in operating lease cost.

10. Shareholders' Equity

Sale of Common Stock

In October 2020, the Company sold 4,585,706 shares of its common stock at a public offering price of $202.00 per share. After deducting underwriter discounts, commissions and estimated offering expenses, the Company received net proceeds from the transaction of $879.6 million.

In January 2020, the Company sold 3,538,462 shares of its common stock at a public offering price of $97.50 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net proceeds from the transaction of $324.0 million.

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. As of March 31, 2021, the Company has not offered or sold any shares of common stock pursuant to this sales agreement.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three months ended March 31,
	2021	2020
Research and development expense	$14,534	$11,848
General and administrative expense	10,188	9,719
	$24,722	$21,567

During the three months ended March 31, 2021, 312,903 shares of common stock were issued under the Company's equity incentive plans, generating net proceeds of $9.9 million. During the three months ended March 31, 2020, 496,521 shares of common stock were issued under the Company's equity incentive plans, generating net proceeds of $15.2 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission ("SEC").
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

References in the following discussion to "we," "our," "us," or "Mirati" refer to Mirati Therapeutics, Inc. and its subsidiaries.

Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing novel therapeutics to address the genetic and immunological promoters of cancer. MRTX849 is an investigational, selective, specific, potent and orally available KRAS G12C inhibitor in clinical development as a monotherapy and in combination with other agents. Adagrasib is the provisionally filed nonproprietary name for MRTX849. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor in preclinical development. Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases ("RTK"s) and enhance immune responses through the inhibition of immunosuppressive signaling. The Company also has additional preclinical programs of potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist, including an internally discovered investigational synthetic lethal PRMT5 inhibitor to specifically target the PRMT5/methylthioadensoine (MTA) complex. We approach all of our programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

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

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application (“IND”) for MRTX849 in November 2018, and on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor KRAS G12C mutations. Following single agent dose escalation, we have expanded into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation. We have completed enrollment in a Phase 2 registration enabling cohort of MRTX849 as a monotherapy treatment for patients in at least 2nd line NSCLC. This trial also enables exploratory combination cohorts, including evaluating the combination of MRTX849 and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC, the combination of MRTX849 and a pan-EGFR inhibitor (afatinib) in patients with advanced NSCLC, and the combination of MRTX849 and an anti-EGFR antibody (cetuximab) in patients with CRC. In 2020, we initiated a Phase 1/2 clinical trial evaluating the combination of MRTX849 and a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC. In the fourth quarter of 2020, we initiated a Phase 2 clinical trial evaluating the combination of MRTX849 and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC stratified by <1% Tumor Proportion Score ("TPS") score and ≥1% TPS score. In the first quarter of 2021, we initiated a Phase 3 clinical trial evaluating MRTX849 as a monotherapy randomized against docetaxel in patients in at least 2nd line NSCLC, and a Phase 3 clinical trial evaluating the combination of MRTX849 and an anti-EGFR antibody (cetuximab) in patients in 2nd line CRC.

On October 25, 2020, at the 32nd EORTC-NCI-AACR Symposium on Molecular Targets and Therapeutics (“ENA”), we announced preliminary results from ongoing clinical trials for MRTX849 at a dose of 600 mg twice daily ("BID") in monotherapy as of August 30, 2020 and combination trials as of October 25, 2020. In a pooled assessment of 110 patients harboring a KRAS G12C mutation in NSCLC, CRC and other solid tumors, monotherapy MRTX849 was generally well tolerated; 4.5% of treatment-related adverse events had led to discontinuation. Over 50 patients had been treated with MRTX849 in combination with either pembrolizumab in NSCLC, cetuximab in CRC and TNO-155 in NSCLC or CRC. In the preliminary results reported, each combination was generally well tolerated; the pembrolizumab and cetuximab combination cohorts cleared the dose limiting toxicity evaluation period at the full dose of each commercial agent and at a 600 mg BID dose of MRTX849, and the TNO-155 combination dose escalation and expansion cohorts were ongoing at a 600 mg BID dose of MRTX849.

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

MRTX849 Development in Collaboration with Novartis Pharmaceuticals Corporation ("Novartis")

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of MRTX849 and Novartis’ investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor KRAS G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and Novartis will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost. This clinical trial is currently active.

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

On October 25, 2020 we announced initial preclinical in vivo data from MRTX1133. Based on preclinical analyses, MRTX1133 has a projected human half-life of approximately 50 hours and exhibits a low propensity for drug interactions or off-target pharmacology. MRTX1133 demonstrated tumor regression in multiple in vivo tumor models, including pancreatic and colorectal cancers. MRTX1133 has a low predicted target plasma concentration, based on its potency and high unbound fraction, and our goal is to achieve near complete and sustained target inhibition and maximal anti-tumor activity. We continue to explore both oral and parenteral routes of administration in parallel to allow selection of the route that results in the optimal KRAS G12D inhibition as we plan for a Phase 1 clinical trial.

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

Under the agreements, following the joint discovery periods which have concluded, we executed our options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, MRTX849 and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, we have incurred $4.5 million in development milestone payments from inception through March 31, 2021.

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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes the significant items within our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,		Increase
	2021	2020	(Decrease)
License and collaboration revenues	$—	$267	$(267)

Research and development expenses	$104,071	$71,708	$32,363
General and administrative expenses	28,350	18,046	10,304
Other (expense) income, net	(3,259)	2,832	(6,091)

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. No license and collaboration revenues were earned for the three months ended March 31, 2021. License and collaboration revenues for the three months ended March 31, 2020 were $0.3 million, and relate to the manufacturing supply services agreement with BeiGene.

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

Our research and development efforts during the three months ended March 31, 2021 and 2020 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses, (in thousands):

	Three months ended March 31,		Increase
	2021	2020	(Decrease)
Third-party research and development expenses:
Clinical development programs:
MRTX849	43,407	30,598	12,809
Sitravatinib	15,577	15,610	(33)
Discontinued programs	189	497	(308)
Pre-clinical development programs:
MRTX1133	2,242	2,239	3
Preclinical and early discovery	6,153	1,361	4,792
Total third-party research and development expenses	67,568	50,305	17,263
Salaries and other employee related expense	15,043	7,242	7,801
Share-based compensation expense	14,534	11,848	2,686
Other research and development costs	6,926	2,313	4,613
Research and development expense	$104,071	$71,708	$32,363
Research and development expenses for the three months ended March 31, 2021 were $104.1 million compared to $71.7 million for the three months ended March 31, 2020. The increase of $32.4 million primarily relates to increases in third-party research and development expense of $17.3 million, salaries and other employee related expense of $7.8 million, other research and development expense of $4.6 million, and share-based compensation expense of $2.7 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with development of MRTX849 of $12.8 million. The increase in expenses associated with MRTX849 relates to the ongoing Phase 2 and Phase 1/2 clinical trials, and the start-up of Phase 3 clinical trials. The costs are comprised largely of manufacturing expenses, CRO fees, and other clinical trial-related expenses. The increase in salaries and other employee related expense of $7.8 million is primarily due to an increase in the number of research and development employees employed during the three months ended March 31, 2021, compared to the same period in 2020. The increase in other research and development costs of $4.6 million is primarily due to increases in rent, software license and professional services expenses. The increase in share-based compensation of $2.7 million is due to an increase in the fair value of equity awards granted during the three months ended March 31, 2021, compared to the same period in 2020.

At this time, due to the risks inherent in the clinical development process and product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of MRTX849, sitravatinib and MRTX1133. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing MRTX849, sitravatinib and MRTX1133 or any of our other preclinical programs, into more advanced stages of clinical development.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, commercial and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

General and administrative expenses for the three months ended March 31, 2021 and 2020 were $28.4 million and $18.0 million, respectively, representing an increase of $10.3 million. The increase in expense for the three months ended March 31, 2021 is primarily due to an increase in sponsorship agreements expense of $4.0 million, an increase in professional services expense of $2.5 million, an increase in salaries and other employee related expense of $1.9 million, an increase in insurance, rent and other facilities-related costs and other expense of $1.4 million, and an increase in share-based compensation expense of $0.5 million. The increase in professional service expense is primarily due to an increase in commercial costs during the three months ended March 31, 2021, compared to the same period in 2020. The increase in salaries and other employee related expense is primarily due to an increase in the number of general and administrative employees during the three months ended March 31, 2021 compared to the same period in 2020, and is largely driven by commercial readiness activities. The increase in share-based compensation expense is due to an increase in the fair value of equity awards granted during the three months ended March 31, 2021, compared to the same period in 2020.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2021 was a net expense of $3.3 million, compared to a net income of $2.8 million for the same period in 2020. The decrease is primarily due to an unrealized loss of $4.0 million in the fair value on the long-term investment in ORIC Pharmaceuticals, Inc. which was acquired in 2020 in connection with the ORIC License Agreement, and a decrease of $2.2 million in interest income primarily due to the lower interest rates.

Liquidity and Capital Resources
As of March 31, 2021, we had $1.3 billion of cash, cash equivalents and short-term investments compared to $1.4 billion at December 31, 2020. During 2020, we completed public offerings of our common stock that generated total net proceeds of $1.2 billion: in October 2020, we completed a public offering of our common stock that generated net proceeds of approximately $879.6 million, and in January 2020, we completed a public offering of our common stock that generated net proceeds of $324.0 million. In July 2020, we entered into a sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million; as of March 31, 2021, no shares have been sold in connection with this sales agreement. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
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

Cash Flows for the Three Months Ended March 31, 2021 and 2020

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(110,416)	$(59,004)
Net cash used in investing activities	(455,528)	(122,227)
Net cash provided by financing activities	9,885	339,201
(Decrease) increase in cash, cash equivalents and restricted cash	$(556,059)	$157,970

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $110.4 million, compared to $59.0 million for the same period in 2020, an increase of $51.4 million. Cash used in operating activities during 2021 primarily related to our net loss of $135.7 million, adjusted for non-cash items such as share-based compensation of $24.7 million and net cash outflow from a change in our operating assets and liabilities of $4.7 million. Cash used in operating activities during 2020 primarily related to our net loss of $86.7 million, adjusted for non-cash items such as share-based compensation expense of $21.6 million and net cash inflow from a change in our operating assets and liabilities of $6.5 million.

Net cash used in investing activities

For the three months ended March 31, 2021 and March 31, 2020, investing activities used cash of $455.5 million and $122.2 million, respectively, due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $9.9 million and consisted primarily of proceeds from the exercise of common stock options. Net cash provided by financing activities for the three months ended March 31, 2020 was $339.2 million and consisted primarily of proceeds received from the issuance of common stock from public offerings and the exercise of common stock options.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2021.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of March 31, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2021 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II-OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

Item 1A.     Risk Factors

You should carefully consider the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.
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
◦Competition in our targeted market area is intense and this field is characterized by rapid technological change. Therefore, developments by competitors may substantially alter the predicted market or render our product candidates uncompetitive
◦Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product label, or result in significant negative consequences following marketing approval, if any.
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

Competition in our targeted market area is intense and this field is characterized by rapid technological change. Therefore, developments by competitors may substantially alter the predicted market or render our product candidates uncompetitive.

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

Moreover, any regulatory approval of a drug which is eventually obtained may entail limitations on the indicated uses for which that drug may be marketed or on the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GMPs and GCPs for any clinical trials that we conduct post-approval. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. For example, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Furthermore, product approvals may be withdrawn or limited in some way if problems occur following initial marketing or if compliance with regulatory standards is not maintained. Similar restrictions are imposed in foreign markets. Regulatory agencies could become more risk averse to any side effects or set higher standards of safety and efficacy prior to reviewing or approving a product. This could result in a product not being approved.

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

Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. Consequently, our ability to generate any revenues from sitravatinib in the Licensed Territory depends on our ability to maintain our collaboration with BeiGene. We have limited control over the amount and timing of resources that BeiGene will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on the BeiGene Agreement with respect to sitravatinib in the Licensed Territory, including:

•BeiGene may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing sitravatinib, which could adversely impact sales or future development of sitravatinib in the Licensed Territory or elsewhere;

•There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement; and

•BeiGene may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

The BeiGene Agreement is also subject to early termination, including through BeiGene’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of sitravatinib in the Licensed Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of sitravatinib in the Licensed Territory on our own.

*If we fail to obtain coverage and adequate reimbursement for our products, or our products used in combination therapies, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose implementing drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from

Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

Outside of the United States, the successful commercialization of our products will depend largely on obtaining and maintaining government coverage, because in many countries, patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, "ACA") became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Further, although the United States Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. Legislation is currently pending in Congress that would further extend the suspension through December 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

•the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $104.1 million and $71.7 million for the three months ended March 31, 2021 and 2020, respectively. Our net loss for the three months ended March 31, 2021 and 2020 were $135.7 million and $86.7 million, respectively. As of March 31, 2021, we had an accumulated deficit of $1.3 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the U.S. Food and Drug Administration ("FDA") or any foreign regulatory agency, such as the European Medicines Agency ("EMA") requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

Our U.S. federal net operating loss ("NOL"), carryforwards generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We believe we have experienced at least one ownership change based on past financing transactions and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

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

Moreover, some of our know-how and technology which is not patented or not patentable may constitute trade secrets. Therefore, we require our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention and non-disclosure agreements. However, no assurance can be given that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel or collaborators, either accidentally or through willful misconduct, will not cause serious negative impact to our programs and/

or our strategy. All of our employees have signed confidentiality agreements, but there can be no assurance that they will not inadvertently or through their misconduct give trade secrets away.

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

Based on the information available to us as of March 31, 2021, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 48% of our outstanding common stock. Boxer Capital, LLC ("Boxer Capital") and its affiliates collectively own 10% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC ("Baker Brothers") the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Baker Brothers, Boxer Capital or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1	Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company.(2)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Amendment to Bylaws.(3)
4.1	Form of Common Stock Certificate.(2)
4.2	Form of Warrant to Purchase Common Stock.(4)
4.3	Form of Warrant to Purchase Common Stock.(5)
4.4	Form of Warrant to Purchase Common Stock.(6)
10.1	Second Amendment to Letter Agreement, effective December 31, 2020, by and between the Registrant and Dr. Charles M. Baum.
10.2	Second Amendment to Letter Agreement, effective December 31, 2020, by and between the Registrant and Dr. James Christensen.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

MIRATI THERAPEUTICS, INC.

May 6, 2021	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	by:	/s/ Daniel R. Faga
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

May 6, 2021	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)