Form 10-Q
period 2021-06-30
Mirati Therapeutics, Inc.
filed 2021-08-05
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2021, there were 51,623,193 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$280,720	$885,562
Short-term investments	915,789	504,544
Other current assets	81,584	13,537
Total current assets	1,278,093	1,403,643
Property and equipment, net	12,243	7,809
Long-term investment	8,947	15,629
Right-of-use asset	38,705	39,890
Other long-term assets	17,709	9,157
Total assets	$1,355,697	$1,476,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,869	$18,117
Accrued liabilities	91,997	53,355
Deferred revenue	65,000	—
Total current liabilities	180,866	71,472
Lease liability	44,483	41,905
Other liabilities	1,428	1,962
Total liabilities	226,777	115,339
Commitments and contingencies (see Note 9)
Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,608,944 and 50,439,069 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	52	50
Additional paid-in capital	2,551,615	2,481,218
Accumulated other comprehensive income	9,601	9,759
Accumulated deficit	(1,432,348)	(1,130,238)
Total shareholders’ equity	1,128,920	1,360,789
Total liabilities and shareholders’ equity	$1,355,697	$1,476,128
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
License and collaboration revenues	$—	$—	$—	$267
Total revenue	—	—	—	267
Expenses
Research and development	134,575	65,083	238,646	136,791
General and administrative	29,611	19,779	57,961	37,825
Total operating expenses	164,186	84,862	296,607	174,616
Loss from operations	(164,186)	(84,862)	(296,607)	(174,349)
Other (expense) income, net	(2,244)	2,003	(5,503)	4,835
Net loss	$(166,430)	$(82,859)	$(302,110)	$(169,514)
Unrealized gain (loss) on available-for-sale investments	145	1,577	(158)	1,395
Comprehensive loss	$(166,285)	$(81,282)	$(302,268)	$(168,119)
Basic and diluted net loss per share	$(3.23)	$(1.89)	$(5.91)	$(3.91)
Weighted average common shares outstanding, basic and diluted	51,472,901	43,825,723	51,128,048	43,356,207

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at March 31, 2021	51,375,786	$51	$2,515,824	$9,456	$(1,265,918)	$1,259,413
Net loss for the period	—	—	—	—	(166,430)	(166,430)
Share-based compensation expense	—	—	27,969	—	—	27,969
Issuance of common stock from 2013 Employee Stock Purchase Plan (“ESPP”)	9,029	—	1,214	—	—	1,214
Issuance of common stock under equity incentive plans	224,129	1	6,608	—	—	6,609
Unrealized gain on investments	—	—	—	145	—	145
Balance at June 30, 2021	51,608,944	$52	$2,551,615	$9,601	$(1,432,348)	$1,128,920

Three Months Ended June 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at March 31, 2020	43,552,312	$44	$1,505,431	$9,707	$(858,956)	$656,226
Net loss for the period	—	—	—	—	(82,859)	(82,859)
Share-based compensation expense	—	—	20,787	—	—	20,787
Issuance of common stock from ESPP	6,207	—	524	—	—	524
Issuance of common stock under equity incentive plans	323,789	—	8,749	—	—	8,749
Net exercise of warrants	600,000	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	1,577	—	1,577
Balance at June 30, 2020	44,482,308	$45	$1,535,490	$11,284	$(941,815)	$605,004

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789
Net loss for the period	—	—	—	—	(302,110)	(302,110)
Share-based compensation expense	—	—	52,691	—	—	52,691
Issuance of common stock from ESPP	9,029	—	1,214	—	—	1,214
Issuance of common stock under equity incentive plans	537,032	1	16,493	—	—	16,494
Net exercise of warrants	623,814	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(158)	—	(158)
Balance at June 30, 2021	51,608,944	$52	$2,551,615	$9,601	$(1,432,348)	$1,128,920

Six Months Ended June 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss for the period	—	—	—	—	(169,514)	(169,514)
Issuance of common stock, net of issuance costs	3,538,462	4	324,014	—	—	324,018
Share-based compensation expense	—	—	42,354	—	—	42,354
Issuance of common stock from ESPP	6,207	—	524	—	—	524
Issuance of common stock under equity incentive plans	820,310	—	23,932	—	—	23,932
Net exercise of warrants	600,000	1	(1)	—	—	—
Unrealized gain on investments	—	—	—	1,395	—	1,395
Balance at June 30, 2020	44,482,308	$45	$1,535,490	$11,284	$(941,815)	$605,004

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(302,110)	$(169,514)
Non-cash adjustments reconciling net loss to operating cash flows:
Change in fair value of long-term investment	6,682	—
Depreciation of property and equipment	705	253
Amortization of premium and accretion of discounts on investments	2,225	(863)
Share-based compensation expense	52,691	42,354
Changes in operating assets and liabilities:
Other current assets	(68,047)	1,029
Other long-term assets	(8,550)	(282)
Right-of-use asset	1,185	(127)
Lease liability	2,578	56
Accounts payable, accrued liabilities, deferred revenue and other liabilities	108,858	8,747
Cash flows used in operating activities	(203,783)	(118,347)
Investing activities:
Purchases of short-term investments	(765,888)	(384,127)
Sales and maturities of short-term investments	352,258	240,878
Purchases of property and equipment	(5,137)	(1,425)
Cash flows used in investing activities	(418,767)	(144,674)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	324,018
Proceeds from issuance of common stock under equity incentive plans	16,494	23,932
Proceeds from stock issuances under employee stock purchase plan	1,214	524
Cash flows provided by financing activities	17,708	348,474
(Decrease) increase in cash, cash equivalents and restricted cash	(604,842)	85,453
Cash, cash equivalents and restricted cash, beginning of period	886,182	46,856
Cash, cash equivalents and restricted cash, end of period	$281,340	$132,309

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$280,720	$131,689
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$281,340	$132,309

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included within accounts payable and accrued liabilities	$—	$239

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business

Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”), a wholly owned subsidiary in the Netherlands (“Mirati Therapeutics B.V.”) and operates in one business segment, primarily in the United States. The Company’s common stock has been listed on the Nasdaq Global Select Market since June 5, 2018 and was previously listed on the Nasdaq Capital Market since July 15, 2013, in each case under the ticker symbol “MRTX.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Concentration of Credit Risk

The Company invests its excess cash in accordance with its investment policy. The Company’s investments are comprised primarily of commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents and short-term investments.

Revenue Recognition

The Company recognizes revenue in connection with certain collaboration and license agreements in accordance with the guidance of Revenue From Contracts With Customers, Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For operating leases, if the interest rate used to determine the present value of future lease payments it not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents as they are anti-dilutive. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period, as well as certain shares that are contingently issuable. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option and warrant agreements, as well as restricted stock units.

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock options	2,332,008	2,112,690	2,551,743	2,145,789
Common stock warrants	7,605,764	9,623,913	7,823,176	9,658,342
Unvested restricted stock units	605,878	311,269	566,318	272,291
Total	10,543,650	12,047,872	10,941,237	12,076,422

Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.

3. Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of June 30, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$192,772	$29	$(79)	$192,722
Commercial paper	1 year or less	538,800	99	—	538,899
U.S. Agency bonds	1 year or less	116,498	29	—	116,527
U.S. Treasury bills	2 years or less	58,566	10	(3)	58,573
Sovereign debt securities	1 year or less	9,072	—	(4)	9,068
		$915,708	$167	$(86)	$915,789

		As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$130,814	$160	$(4)	$130,970
Commercial paper	1 year or less	240,725	58	(18)	240,765
U.S. Agency bonds	2 years or less	83,227	37	(1)	83,263
U.S. Treasury bills	2 years or less	49,539	10	(3)	49,546
		$504,305	$265	$(26)	$504,544

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. As of June 30, 2021, and December 31, 2020, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

As of June 30, 2021 and December 31, 2020, the Company held 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of ORIC’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability, with any unrealized gains and losses recorded in other (expense) income, net on the Company’s condensed consolidated statements of operations and comprehensive loss. See Note 4 - Fair Value Measurements.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$21,726	$21,726	$—	$—
Money market funds	258,994	258,994	—	—
Total cash and cash equivalents	280,720	280,720	—	—

Short-term investments:
U.S. Treasury bills	58,573	58,573	—	—
Corporate debt securities	192,722	—	192,722	—
Commercial paper	538,899	—	538,899	—
U.S. Agency bonds	116,527	—	116,527	—
Sovereign debt securities	9,068	—	9,068	—
Total short-term investments	915,789	58,573	857,216	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	8,947	—	—	8,947

Total	$1,205,456	$339,293	$857,216	$8,947

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$20,398	$20,398	$—	$—
Money market funds	865,164	865,164	—	—
Total cash and cash equivalents	885,562	885,562	—	—

Short-term investments:
U.S. Treasury bills	49,546	49,546	—	—
Corporate debt securities	130,970	—	130,970	—
Commercial paper	240,765	—	240,765	—
U.S. Agency bonds	83,263	—	83,263	—
Total short-term investments	504,544	49,546	454,998	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	15,629	—	—	15,629

Total	$1,405,735	$935,108	$454,998	$15,629

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2021 and December 31, 2020. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. As of June 30, 2021, the Level 3 fair value measurement of the Company’s long-term investment in ORIC, which the Company acquired as an investment in 2020, utilizes a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 79.0% volatility and an expected term of 0.6 years to determine the discount for lack of marketability of 14.0%. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021 or the year ended December 31, 2020.

The following table presents the changes in estimated fair value of the Company’s asset measured using significant unobservable inputs (Level 3) (in thousands):

June 30, 2021
Balance - December 31, 2020	$15,629
Change in fair value	(6,682)
Balance - June 30, 2021	$8,947

5. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Collaboration receivable	$65,000	$—
Prepaid expenses	9,802	8,158
Deposits and other receivables	4,659	3,075
Interest receivable	2,123	2,304
	$81,584	$13,537

The other long-term assets balance of $17.7 million as of June 30, 2021 consisted of $17.1 million in deposits paid in conjunction with the Company’s research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company’s corporate headquarters. The other long-term assets balance of $9.2 million as of December 31, 2020 consisted of $8.6 million in deposits paid in conjunction with the Company’s research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company’s corporate headquarters.

6. Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued clinical expense	30,523	19,221
Accrued manufacturing expense	36,955	13,019
Accrued development expense	7,660	5,439
Accrued compensation and benefits	12,233	13,964
Other accrued expenses	4,626	1,712
	$91,997	$53,355

The other liabilities balance of $1.4 million as of June 30, 2021, and $2.0 million as of December 31, 2020, consisted primarily of clinical trial-related liabilities.

7. License and Collaboration Agreements

BeiGene Agreement

Terms of Agreement

On January 7, 2018, the Company and BeiGene Ltd. (“BeiGene”) entered into a Collaboration and License Agreement (the “BeiGene Agreement”), pursuant to which the Company and BeiGene agreed to collaboratively develop sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (collectively, the “BeiGene Licensed Territory”). Under the BeiGene Agreement, the Company granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Licensed Territory, with the Company retaining exclusive rights for the development, manufacture and commercialization of sitravatinib outside the BeiGene Licensed Territory.

As consideration for the rights granted to BeiGene under the BeiGene Agreement, BeiGene paid the Company a non-refundable, non-creditable up-front fee of $10.0 million. BeiGene is also required to make milestone payments to the Company of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. The BeiGene Agreement additionally provides that BeiGene is obligated to pay to the Company royalties at tiered percentage rates ranging from mid-single digits to 20% on annual net sales of licensed products in the BeiGene Licensed Territory, subject to reduction under specified circumstances. The BeiGene Agreement also provides that the Company will supply BeiGene with sitravatinib for use in BeiGene’s development activities in the BeiGene Licensed Territory.

The BeiGene Agreement will terminate upon the expiration of the last royalty term for the licensed products, which is the latest of (i) the date of expiration of the last valid patent claim related to the licensed products under the BeiGene Agreement, (ii) ten years after the first commercial sale of a licensed product and (iii) the expiration of any regulatory exclusivity as to a licensed product. BeiGene may terminate the BeiGene Agreement at any time by providing 60 days prior written notice to the Company. Either party may terminate the BeiGene Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach or upon certain bankruptcy events. In addition, the Company may terminate the BeiGene Agreement upon written notice to BeiGene under specified circumstances if BeiGene challenges the licensed patent rights.

Revenue Recognition
The Company evaluated the BeiGene Agreement under Topic 606. At the time it entered into the BeiGene Agreement, the Company determined the transaction price was equal to the up-front fee of $10.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. As such, of the up-front fee, the Company allocated $9.5 million to the license to the Company’s intellectual property, bundled with the associated know-how, and the remaining $0.5 million to the initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory.

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to BeiGene during the three months ended March 31, 2018 and, therefore during 2018, the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss.

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the initial obligation was satisfied in 2020 and, therefore, this $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. The Company recognized revenue when BeiGene obtained control of the goods, over the period of the obligation. No revenue related to this performance obligation was recognized for the three months ended June 30, 2021 and June 30, 2020, respectively. No revenue related to this performance obligation was recognized for the six months ended June 30, 2021. The Company recognized $0.3 million as license and collaboration revenues for this performance obligation for the six months ended June 30, 2020, consisting of cost-sharing payments due from BeiGene.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement. The next clinical development milestone is for BeiGene initiating the first pivotal clinical trial in the BeiGene Licensed Territory upon which the Company will be paid a $5.0 million milestone payment. The Company is also entitled to certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during the three and six months ended June 30, 2021 or 2020, respectively. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2021 or 2020.

Pfizer Agreement

In October 2014, the Company entered into a drug discovery collaboration and option agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer Inc. (“Pfizer”) in July 2019) whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12C. In June 2017, the two parties entered into a second, separate discovery collaboration and option agreement whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12D. Both agreements established an option mechanism which enabled the Company to elect an exclusive worldwide license under the technology for the development and commercialization of certain products based on these compounds.

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, MRTX849 (adagrasib is the provisionally filed name for MRTX849) and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments from inception through June 30, 2021.

The royalty term for each agreement is payable on a country-by-country and product-by-product basis, and separately will terminate at the later of (i) the date of expiration of the last valid patent claim within the collaboration patent rights or the Pfizer background technology covering such product in the country in which such product is sold at the time of such sale, or (ii) ten years after the first commercial sale of such product in such country. The Company may terminate each agreement at any time by providing 60 days prior written notice to Pfizer. Either party may terminate each agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach or upon certain bankruptcy events.

For the three months ended June 30, 2021, the Company incurred expenses under these agreements with Pfizer of $5.0 million related to initiation of the first Phase 3 trial for adagrasib. No expense was incurred under these agreements for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company incurred expenses under these agreements of $5.0 million related to initiation of the first Phase 3 trial for adagrasib. For the six months ended June 30, 2020, the Company incurred expenses of $4.5 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for adagrasib, and $1.5 million in research and development services.

ORIC Pharmaceuticals Agreement

Terms of Agreement

On August 3, 2020, the Company entered into a license agreement with ORIC Pharmaceuticals, Inc. (“ORIC”) pursuant to which the Company granted to ORIC an exclusive, worldwide license to develop and commercialize the Company’s allosteric polycomb repressive complex 2 (“PRC2”) inhibitors for all indications (the “ORIC Agreement”). In accordance with the terms of the ORIC Agreement, in exchange for such license, ORIC issued 588,235 shares of its common stock (the “Shares”) to the Company on August 3, 2020. The Shares were issued under a stock issuance agreement entered into between ORIC and the Company, dated August 3, 2020. During the eighteen-month period following the date of the stock issuance agreement, the Company is subject to certain transfer restrictions. ORIC is not obligated to pay the Company milestone payments or royalty payments under the ORIC Agreement.

Unless terminated earlier, the ORIC Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) ten years after the first commercial sale of such licensed product in such country. Following the expiration of the ORIC Agreement, ORIC will retain its licenses under the intellectual property the Company licensed to ORIC on a royalty-free basis. The Company and ORIC may each terminate the ORIC Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. The Company may terminate this agreement if ORIC challenges any of the patent rights licensed to ORIC by the Company or if ORIC discontinues development of licensed products for a specified period of time. ORIC also has the right to terminate the ORIC Agreement without cause by providing prior written notice to the Company.

Revenue Recognition

The Company accounted for the ORIC Agreement under Topic 606 and identified the granting of an exclusive, worldwide license to develop and commercialize the Company’s allosteric PRC2 inhibitors for all indications as a distinct performance obligation since ORIC can benefit from the license on its own by developing and commercializing the underlying product using its own resources.

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

Zai Agreement

Terms of Agreement

On May 28, 2021, the Company and Zai Lab Ltd. (“Zai”) entered into a Collaboration and License Agreement (the “Zai Agreement”), pursuant to which the Company and Zai agreed to collaboratively develop adagrasib in China, Hong Kong, Macau and Taiwan (collectively, the “Zai Licensed Territory”). Under the Zai Agreement, the Company granted Zai the rights to research, develop, manufacture and exclusively commercialize adagrasib in all indications in the Zai Licensed Territory, with the Company retaining exclusive rights for the development, manufacture and commercialization of adagrasib outside the Zai Licensed Territory and certain co-commercialization, manufacture, and development rights in the Zai Licensed Territory. Zai is obligated to participate in selected global, registration-enabling clinical trials and enroll patients in the Zai Licensed Territory at Zai’s expense.

As consideration for the rights granted to Zai under the Zai Agreement, Zai agreed to pay the Company a non-refundable, non-creditable up-front fee of $65.0 million. Under the Zai Agreement, the Company is entitled to potential development and regulatory-based milestone payments of up to $93.0 million, and tiered sales milestone payments of up to $180.0 million based on net sales in the Zai Licensed Territory. The Zai Agreement additionally provides that Zai is obligated to pay to the Company royalties at tiered percentage rates ranging from the high-teens to the low-twenties on annual net sales of licensed products in the Zai Licensed Territory, subject to reduction under specified circumstances. The Zai Agreement also provides that the Company will supply Zai with adagrasib for use in Zai’s development activities in the Zai Licensed Territory at Zai's expense.

The Zai Agreement will terminate on a licensed product-by-licensed product basis and on a region-by-region basis in the Zai Licensed Territory, upon the later to occur of (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is ten years after the date of the first commercial sale in such region and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region, or for a co-commercialized product on the date the parties agree to terminate such co-commercialization, or in its entirety upon the expiration of all payment obligations under the Zai Agreement. Zai may terminate the Zai Agreement at any time by providing 12 months’ notice to the Company. Either party may terminate the Zai Agreement upon a material breach by the other party that remains uncured or upon certain bankruptcy events. In addition, the Company may terminate the Zai Agreement if Zai challenges the licensed patent rights.

Revenue Recognition
The Company evaluated the Zai Agreement under Topic 606. The Company determined that two performance obligations existed: (1) the license to intellectual property, bundled with the associated know-how and (2) the Company's initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory. At the time it entered into the Zai Agreement, the Company determined the transaction price was equal to $66.6 million, which includes the up-front fee and other incidental amounts. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success, forecasted costs for manufacturing clinical supplies and cost savings related to Zai's participation in selected trials. The Company allocated the full transaction price to the license to the Company’s intellectual property, bundled with the associated know-how. The Company concluded the variable payments related to the Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory relate specifically to the Company’s efforts to satisfy this performance obligation and the obligation to provide the initial clinical supply approximates the stand-alone selling price. As of June 30, 2021, the Company has not fulfilled any performance obligations; therefore no revenue has been recorded in connection with the Zai Agreement and the Company has recorded the up-front fee of $65.0 million as deferred revenue on its condensed consolidated balance sheet. Payments under the Zai Agreement are subject to foreign tax withholdings.

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. As of June 30, 2021, the license to the intellectual property and associated know-how had not yet been transferred to Zai and no revenue related to this performance obligation was recognized for the three and six months ended June 30, 2021. The Company expects that this performance obligation will be satisfied during the third quarter of 2021.

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. No revenue related to this performance obligation was recognized for the three and six months ended June 30, 2021. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2021.

8. Warrants

As of June 30, 2021, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

During the three months ended June 30, 2021, no warrants were exercised. During the six months ended June 30, 2021, 623,821 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 623,814 shares of common stock. During the three and six months ended June 30, 2020, 600,006 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 600,000 shares of common stock.

9. Commitments and Contingencies

On June 30, 2020, the Company entered into an amended and restated lease agreement (the “Amended and Restated Lease”) for office and laboratory space located in San Diego, California, for the Company’s new corporate headquarters. The Amended and Restated Lease supersedes in its entirety the original lease agreement for the Company’s future corporate headquarters dated as of August 22, 2019. The Amended and Restated Lease has a lease term of 12 years (“Lease Term”), unless terminated earlier. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $0.6 million per month following the abatement period, which amount will increase by 3% per year over the Lease Term. The Company has also received incentives from the landlord for tenant improvements. During 2020, the underlying asset was available for use by the Company to construct tenant improvements and therefore, the Lease Term was considered to have commenced.

The Amended and Restated Lease is considered to be an operating lease, and the Amended and Restated Lease indicates the interest rate applicable to the lease is 12% and, therefore, the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of June 30, 2021, the condensed consolidated balance sheet includes an operating right-of-use asset of $38.7 million and an operating lease liability of $44.5 million. As of December 31, 2020, the consolidated balance sheet includes an operating right-of-use asset of $39.9 million and an operating lease liability of $41.9 million. For the three and six months ended June 30, 2021, the Company recorded $2.0 million and $3.9 million in operating lease expense, respectively.

As of June 30, 2021, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
2021 - remainder	$—
2022	1,681
2023	7,844
2024	8,080
2025	8,322
Thereafter	68,257
Total operating lease payments(†)	94,184
Less: Amount representing interest	(49,701)
Total lease liability	$44,483
____________________
†The Company has an early termination right 7 years into the lease term, in which the total contractual obligation would be reduced by $41.1 million.

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease was the Company’s corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month and was subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018, and the Company entered into subsequent amendments to the original lease to extend the lease term to mid-2021. All other terms and covenants from the original lease agreement remain unchanged. For the three and six months ended June 30, 2020, the Company recorded less than $0.1 million and $0.1 million in operating lease cost, respectively.

10. Shareholders’ Equity

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

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. As of June 30, 2021, the Company has not offered or sold any shares of common stock pursuant to this sales agreement. See Note 11 - Subsequent Event.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$16,469	$11,457	$31,003	$23,305
General and administrative expense	11,500	9,330	21,688	19,049
	$27,969	$20,787	$52,691	$42,354

During the three and six months ended June 30, 2021, 224,129 and 537,032 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $6.6 million and $16.5 million, respectively. During the three and six months ended June 30, 2020, 323,789 and 820,310 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $8.7 million and $23.9 million, respectively.

11. Subsequent Event

At the Market Facility

On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”).
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

References in the following discussion to “we,” “our,” “us,” or “Mirati” refer to Mirati Therapeutics, Inc. and its subsidiaries.

Overview

Mirati Therapeutics, Inc. is a clinical-stage oncology company developing novel therapeutics to address the genetic and immunological promoters of cancer.

We have two KRAS inhibitor programs. Adagrasib is an investigational, selective, specific, potent and orally available KRAS G12C inhibitor in clinical development as a monotherapy and in combination with other agents. Adagrasib is the provisionally filed nonproprietary name for MRTX849. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor in preclinical development.

Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s) and enhance immune responses through the inhibition of immunosuppressive signaling.

MRTX1719 is an internally discovered investigational synthetic lethal PRMT5 inhibitor designed to specifically target the PRMT5/methylthioadensoine (MTA) complex in preclinical development.

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

Adagrasib, a selective KRAS G12C inhibitor

Adagrasib, our lead KRAS G12C compound, is an investigational, selective, specific, potent and orally available KRAS G12C inhibitor. Adagrasib is designed to directly inhibit KRAS G12C mutations. KRAS G12C mutations are present in approximately 14% of non-small cell lung cancer (“NSCLC”) adenocarcinoma patients, 3-4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers.

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application (“IND”) for adagrasib in November 2018 and, on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor KRAS G12C mutations. Following single agent dose escalation, we have expanded into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation. We completed enrollment in a Phase 2 registration enabling cohort of adagrasib as a monotherapy treatment for patients in at least 2nd line NSCLC. On June 24, 2021 we announced that the FDA has granted Breakthrough Therapy Designation to adagrasib as a monotherapy for the potential treatment of patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy. The Phase 1/2 trial also enables exploratory combination cohorts, including evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC, the combination of adagrasib and a pan-EGFR inhibitor (afatinib) in patients with advanced NSCLC, and the combination of adagrasib and an anti-EGFR antibody (cetuximab) in patients with CRC. In 2020, we initiated a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC. In 2021, we initiated a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SOS1 inhibitor (BI 1701963) in patients with advanced NSCLC. In the fourth quarter of 2020, we initiated a Phase 2 clinical trial evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC stratified by <1% Tumor Proportion Score (“TPS”) score and ≥1% TPS score. In the first quarter of 2021, we initiated a Phase 3 clinical trial evaluating adagrasib as a monotherapy randomized against docetaxel in patients in at least 2nd line NSCLC, and a Phase 3 clinical trial evaluating the combination of adagrasib and an anti-EGFR antibody (cetuximab) in patients in 2nd line CRC.

On October 25, 2020, at the 32nd EORTC-NCI-AACR Symposium on Molecular Targets and Therapeutics (“ENA”), we announced preliminary results from ongoing clinical trials for adagrasib at a dose of 600 mg twice daily ("BID") in monotherapy as of August 30, 2020 and combination trials as of October 25, 2020. In a pooled assessment of 110 patients harboring a KRAS G12C mutation in NSCLC, CRC and other solid tumors, monotherapy adagrasib was generally well tolerated; 4.5% of treatment-related adverse events had led to discontinuation. Over 50 patients had been treated with adagrasib in combination with either pembrolizumab in NSCLC, cetuximab in CRC and TNO-155 in NSCLC or CRC. In the preliminary results reported, each combination was generally well tolerated; the pembrolizumab and cetuximab combination cohorts cleared the dose limiting toxicity evaluation period at the full dose of each commercial agent and at a 600 mg BID dose of adagrasib, and the TNO-155 combination dose escalation and expansion cohorts were ongoing at a 600 mg BID dose of adagrasib.

Preliminary efficacy data was assessed as of August 30, 2020 in patients with advanced NSCLC treated with adagrasib as a monotherapy at a 600 mg BID from a pooled Phase 1/1b cohort and Phase 2 registration-enabling cohort (n=51): 45% (23/51) of patients had a confirmed objective response rate (“ORR”), and 70% (16/23) of responders had a best tumor response of greater than 40%. Patients had a disease control rate (“DCR”) of 96% (49/51), with 3.6 months median duration of follow-up; 65% (33/51) of patients remained on treatment and 87% (20/23) of responders remained on treatment.

Preliminary efficacy data was assessed as of August 30, 2020 in heavily pretreated patients with advanced CRC treated with adagrasib as a monotherapy at a 600 mg BID dose. Efficacy data from pooled Phase 1/1b and Phase 2 cohorts (n=18): 17% (3/18) of patients had a confirmed ORR with 2 of 3 responders remaining on treatment. 94% (17/18) of patients had a DCR, with 67% (12/18) of patients remaining on treatment and 55% (10/18) of patients had a duration of treatment of greater than 4 months.

Preliminary efficacy data was assessed as of August 30, 2020 in six patients with advanced solid tumors, other than NSCLC and CRC, treated with adagrasib as a monotherapy at 600 mg BID dose from a Phase 1/1b cohort. One patient each with pancreatic, ovarian, endometrial and cholangiocarcinoma tumors were treated and had a confirmed partial response to therapy. Two appendiceal cancer patients had stable disease and all six eligible patients remained on treatment.

Adagrasib Development in Collaboration with Novartis Pharmaceuticals Corporation (“Novartis”)

In July 2019, we announced a clinical collaboration agreement with Novartis to evaluate the combination of adagrasib and Novartis’ investigational SHP2 inhibitor, TNO155, in patients with advanced solid tumors that harbor KRAS G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and Novartis will jointly oversee and share the costs of clinical development activities for the combined therapy. Novartis will provide TNO155 at no cost. This clinical trial is currently active.

Adagrasib Development in Collaboration with Boehringer Ingelheim International GmbH (“BII”)

In September 2020, we announced a clinical collaboration agreement with BII to evaluate the combination of adagrasib and BII’s investigational SOS1 inhibitor, BI 1701963, in patients with advanced solid tumors that harbor KRAS G12C mutations. Under the terms of the non-exclusive collaboration, we will sponsor the trial and we and BII will jointly oversee and share the costs of clinical development activities for the combined therapy. BII will provide BI 1701963 at no cost. The clinical trial is currently active.

Adagrasib Development in Collaboration with Zai Lab Ltd. (“Zai”)

In May 2021, we entered into a Collaboration and License Agreement with Zai (the “Zai Agreement”). Under the Zai Agreement, we granted Zai the right to research, develop, manufacture and exclusively commercialize adagrasib in all indications in China, Macau, Hong Kong and Taiwan (collectively, the “Zai Licensed Territory”), with Mirati retaining exclusive rights for the development, manufacture and commercialization of adagrasib outside the Zai Territory and certain co-commercialization, manufacture, and development rights in the Zai Licensed Territory.

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

On October 25, 2020 we announced initial preclinical in vivo data from MRTX1133. Based on preclinical analyses, MRTX1133 has a projected human half-life of approximately 50 hours and exhibits a low propensity for drug interactions or off-target pharmacology. MRTX1133 demonstrated tumor regression in multiple in vivo tumor models, including pancreatic and colorectal cancers. MRTX1133 has a low predicted target plasma concentration, based on its potency and high unbound fraction, and our goal is to achieve near complete and sustained target inhibition and maximal anti-tumor activity. We have prioritized a long-acting IV injectable drug product strategy, including liposome-based formulations, that are designed to optimize and extend the duration of KRAS G12D target inhibition as we progress towards IND-enabling studies.

Adagrasib and MRTX1133 Discovery Collaboration with Pfizer Inc. (“Pfizer”)

In October 2014, we entered into a drug discovery collaboration and option agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer in July 2019) whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12C. In June 2017, the two parties entered into a second, separate discovery collaboration and option agreement whereby Array provided services to facilitate the discovery, optimization and development of small molecule compounds that bind and specifically inhibit KRAS G12D. Both agreements established an option mechanism which enabled the Company to elect an exclusive worldwide license under the technology for the development and commercialization of certain products based on such compounds.

Under the agreements, following the joint discovery periods which have concluded, we executed our options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments from inception through June 30, 2021.

Sitravatinib

Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit RTKs, including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib’s potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation. As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab (OPDIVO®), Bristol-Myers Squibb Company’s (“BMS”) anti-PD-1 checkpoint inhibitor, in patients with NSCLC who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. (“BeiGene”) which is evaluating sitravatinib in combination with tislelizumab, BeiGene’s anti-PD-1 checkpoint inhibitor, in a number of advanced solid tumors.

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

Sitravatinib Development in Collaboration with BeiGene

In January 2018, we entered into a Collaboration and License Agreement with BeiGene (the “BeiGene Agreement”). Under the BeiGene Agreement, we granted BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in Asia (excluding Japan and certain other countries), Australia and New Zealand (the "BeiGene Licensed Territory"), and we retained exclusive rights for the development, manufacturing and commercialization of sitravatinib outside the BeiGene Licensed Territory.

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

MRTX1719, a synthetic lethal PRMT5 inhibitor

MRTX1719, our lead synthetic lethal PRMT5 compound, has been identified as a clinical development candidate and is an investigational, selective, potent and orally available inhibitor targeting the PRMT5/MTA complex in methylthioadenosine phosphorylase (MTAP)-deleted cancers. The MTAP deletion is present in approximately 10 percent of all cancers and is the most frequently observed gene deletion event (MTAP/CDKN2A) across several cancer types. Cancers with an MTAP deletion, such as pancreatic, lung, and bladder cancers, are associated with a poor prognosis, representing a significant unmet medical need.

In preclinical studies, MRTX1719 has demonstrated a greater than 70-fold selectivity for MTAP-deleted cells relative to normal cells, deep and sustained inhibition of PRMT5 in tumor xenografts, providing the potential for improved efficacy and therapeutic index relative to PRMT5 inhibitors that do not specifically target the PRMT5/MTA complex.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
License and collaboration revenues	$—	$—	$—	$—	$267	$(267)

Research and development expenses	$134,575	$65,083	$69,492	$238,646	$136,791	$101,855
General and administrative expenses	29,611	19,779	9,832	57,961	37,825	20,136
Other (expense) income, net	(2,244)	2,003	(4,247)	(5,503)	4,835	(10,338)

Revenues

License and collaboration revenues relate to the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the Licensed Territory. No license and collaboration revenues were earned for the three and six months ended June 30, 2021. No license and collaboration revenues were earned for the three months ended June 30, 2020, and $0.3 million in license and collaboration revenues were earned for the six months ended June 30, 2020, and relate to the manufacturing supply services agreement with BeiGene.

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

Our research and development efforts during the three and six months ended June 30, 2021 and 2020 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$68,898	$24,187	$44,711	$112,305	$54,785	$57,520
Sitravatinib	16,806	14,295	2,511	32,382	29,905	2,477
Discontinued programs	114	652	(538)	304	1,148	(844)
Pre-clinical development programs:
MRTX1133	1,971	1,963	8	4,212	4,202	10
Preclinical and early discovery	7,459	1,707	5,752	13,613	3,069	10,544
Total third-party research and development expenses	95,248	42,804	52,444	162,816	93,109	69,707
Salaries and other employee related expense	15,793	8,018	7,775	30,836	15,260	15,576
Share-based compensation expense	16,469	11,457	5,012	31,003	23,305	7,698
Other research and development costs	7,065	2,804	4,261	13,991	5,117	8,874
Research and development expense	$134,575	$65,083	$69,492	$238,646	$136,791	$101,855
Research and development expenses for the three months ended June 30, 2021 were $134.6 million compared to $65.1 million for the three months ended June 30, 2020. The increase of $69.5 million primarily relates to increases in third-party research and development expense of $52.4 million, salaries and other employee related expense of $7.8 million, share-based compensation expense of $5.0 million, and other research and development expense of $4.3 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with development of adagrasib of $44.7 million. The increase in expenses associated with adagrasib relates to the ongoing clinical trials, which include Phase 1/2, Phase 2 and Phase 3 clinical trials. The costs are comprised largely of manufacturing expenses, CRO fees, and other clinical trial-related expenses. The increase in salaries and other employee related expense of $7.8 million is primarily due to an increase in the number of research and development employees employed during the three months ended June 30, 2021, compared to the same period in 2020. The increase in share-based compensation of $5.0 million is due to an increase in the fair value of equity awards granted during the three months ended June 30, 2021, compared to the same period in 2020. The increase in other research and development costs of $4.3 million is primarily due to increases in rent, software license, professional services expenses, and medical affairs.

Research and development expenses for the six months ended June 30, 2021 were $238.6 million compared to $136.8 million for the six months ended June 30, 2020. The increase of $101.8 million relates to increases in third-party research and development expense of $69.7 million, an increase in salaries and other employee related expense of $15.6 million, other research and development expense of $8.9 million, and an increase in share-based compensation expense of $7.7 million. The increase in third-party research and development expense, salaries and other employee related expense, other research and development expense, and share-based compensation expense is due to the factors that influenced similar fluctuations for the three months ended June 30, 2021 and 2020, respectively.

At this time, due to the risks inherent in the pre-clinical and clinical development process and product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of adagrasib, sitravatinib, MRTX1133, MRTX1719 and any of our other preclinical and early discovery programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing adagrasib, sitravatinib, MRTX1133 and MRTX1719 or any of our other preclinical programs, into more advanced stages of clinical development.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, commercial and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

General and administrative expenses for the three months ended June 30, 2021 and 2020 were $29.6 million and $19.8 million, respectively, representing an increase of $9.8 million. The increase in expense for the three months ended June 30, 2021 is primarily due to an increase in salaries and other employee related expense of $3.8 million, an increase in insurance, rent and other facilities-related costs and other expense of $2.6 million, an increase in share-based compensation expense of $2.2 million, and an increase in professional services expense of $1.3 million. The increase in salaries and other employee related expense is primarily due to an increase in the number of general and administrative employees during the three months ended June 30, 2021 compared to the same period in 2020, and is largely driven by commercial readiness activities. The increase in facilities-related costs is primarily due to our new corporate headquarters. The increase in share-based compensation expense is due to an increase in the fair value of equity awards granted during the three months ended June 30, 2021, compared to the same period in 2020. The increase in professional service expense is primarily due to an increase in commercial costs during the three months ended June 30, 2021, compared to the same period in 2020.

General and administrative expenses for the six months ended June 30, 2021 and 2020 were $58.0 million and $37.8 million, respectively, representing an increase of $20.2 million. The increase in expense for the six months ended June 30, 2021 is due primarily to an increase in salaries and other employee related expense of $5.7 million, an increase in sponsorship agreements expense of $4.0 million, an increase in insurance, rent and other facilities-related costs of $4.0 million, an increase in professional services expense of $3.7 million, and an increase in share-based compensation expense of $2.6 million. The increase in sponsorship agreements expense is due to a $4.0 million research grant made in the first quarter of 2021. The increase in expense for the six months ended June 30, 2020 for each of the other categories indicated is due to the same factors that influenced similar fluctuations for the three months ended June 30, 2021 and 2020, respectively.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended June 30, 2021 was expense of $2.2 million, compared to income of $2.0 million for the same period in 2020. The decrease is primarily due to an unrealized loss of $2.7 million in the fair value on the long-term investment in ORIC which such investment was acquired in 2020 in connection with the ORIC Agreement, and a decrease of $1.5 million in interest income primarily due to lower interest rates during the three months ended June 30, 2021 compared to the same period in 2020.

Other (expense) income, net for the six months ended June 30, 2021 was expense of $5.5 million, compared to income of $4.8 million for the same period in 2020. The decrease is primarily due to an unrealized loss of $6.7 million in the fair value on the long-term investment in ORIC, and a decrease of $3.7 million in interest income primarily due to lower interest rates during the six months ended June 30, 2021 compared to the same period in 2020.

Liquidity and Capital Resources
As of June 30, 2021, we had $1.2 billion of cash, cash equivalents and short-term investments compared to $1.4 billion at December 31, 2020. In July 2021, we received net proceeds of $63.4 million for the up-front fee in connection with the Zai Agreement. During 2020, we completed public offerings of our common stock that generated total net proceeds of $1.2 billion: in October 2020, we completed a public offering of our common stock that generated net proceeds of approximately $879.6 million, and in January 2020, we completed a public offering of our common stock that generated net proceeds of $324.0 million. In July 2021, we entered into an amended and restated sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million; as of June 30, 2021, no shares have been sold in connection with this amended and restated sales agreement. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.
To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock and, to a lesser extent, through up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
Cash Flows for the Six Months Ended June 30, 2021 and 2020

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(203,783)	$(118,347)
Net cash used in investing activities	(418,767)	(144,674)
Net cash provided by financing activities	17,708	348,474
(Decrease) increase in cash, cash equivalents and restricted cash	$(604,842)	$85,453

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $203.8 million, compared to $118.3 million for the same period in 2020, an increase of $85.5 million. Cash used in operating activities during 2021 primarily related to our net loss of $302.1 million, adjusted for non-cash items such as share-based compensation of $52.7 million and net cash inflow from a change in our operating assets and liabilities of $36.0 million. Cash used in operating activities during 2020 primarily related to our net loss of $169.5 million, adjusted for non-cash items such as share-based compensation expense of $42.4 million and net cash inflow from a change in our operating assets and liabilities of $9.4 million.

Net cash used in investing activities

For the six months ended June 30, 2021 and June 30, 2020, investing activities used cash of $418.8 million and $144.7 million, respectively, due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $17.7 million and consisted primarily of proceeds from issuance of common stock under equity incentive plans. Net cash provided by financing activities for the six months ended June 30, 2020 was $348.5 million and consisted primarily of proceeds received from the issuance of common stock, and issuance of common stock under equity incentive plans.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2021, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2021.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of June 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2021 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

•Risks Related to our Financial Position and Capital Requirements
◦We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.

•Risks Related to our Intellectual Property
◦We may not obtain adequate protection for our product candidates through patents and other intellectual property rights and as such, our competitive advantage in the marketplace may be compromised.

•Other factors set forth herein.

Risks Relating to Our Business and Industry

*Our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Adagrasib is in Phase 3 and Phase 1/2 clinical trials and MRTX1133 and MRTX 1719 are in preclinical development. Sitravatinib is in a Phase 3 clinical trial and Phase 1/2 clinical trials. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the submission of any new drug applications ("NDA") with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our or our collaborators’ and future collaborators’ ability to obtain regulatory approval for the companion diagnostics to be used with our product candidates, if required, and upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Some of our collaboration agreements, including the BeiGene Agreement and Zai Agreement, are complex and involve sharing or division of ownership of certain data, know-how and intellectual property rights among the various parties. Accordingly, our collaborators could interpret certain provisions differently than we or our other collaborators which could lead to unexpected or inadvertent disputes with collaborators. In addition, these agreements might make additional collaborations, partnering or mergers and acquisitions difficult.

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

In some cases, there may be only one or few providers of such services, including manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices (“GCP”) regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems.

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

We are aware of four companies who currently have competing commercial or clinical-stage direct KRAS G12C inhibitor programs: Amgen, Inc., F. Hoffman-LaRoche Ltd., Eli Lily and Company and Novartis AG.

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

In addition to companies that have kinase inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to AbbVie Inc., Astellas Pharma Inc., AstraZeneca plc, Bayer-Schering Pharmaceutical, Boehringer Ingelheim AG, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., and Takeda Pharmaceutical Co.

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

Many of the organizations which could be considered to be our competitors have substantially more financial and technical resources, more extensive discovery research, preclinical research and development capabilities and greater manufacturing, marketing, distribution, production and human resources than we do. Many of our current or potential competitors have more experience than we do in research, preclinical testing and clinical trials, drug commercialization, manufacturing and marketing, and in obtaining domestic and foreign regulatory approvals. In addition, failure, unacceptable toxicity, lack of sales or disappointing sales or other issues regarding competitors’ products or processes could have a material adverse effect on our product candidates, including our clinical candidates or our lead compounds. Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and brand recognition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, European Medicines Agency (“EMA”), or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

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

We may attempt to obtain FDA approval of adagrasib, sitravatinib or other product candidates through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to await the completion of planned or ongoing clinical trials or conduct additional clinical trials, which could increase the expense of obtaining, and delay the receipt of, necessary approval. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

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

A key part of our development strategy for our product candidates is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients will require the use and development of companion diagnostics. The FDA generally will either require approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product’s approval. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions.

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

•delays caused by or relating to the COVID-19 pandemic;

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

Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Licensed Territory. Consequently, our ability to generate any revenues from sitravatinib in the BeiGene Licensed Territory depends on our ability to maintain our collaboration with BeiGene. We have limited control over the amount and timing of resources that BeiGene will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on the BeiGene Agreement with respect to sitravatinib in the BeiGene Licensed Territory, including:

•BeiGene may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing sitravatinib, which could adversely impact sales or future development of sitravatinib in the BeiGene Licensed Territory or elsewhere;

•There may be disputes between us and BeiGene, including disagreements regarding the BeiGene Agreement; and

•BeiGene may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

The BeiGene Agreement is also subject to early termination, including through BeiGene’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of sitravatinib in the BeiGene Licensed Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of sitravatinib in the BeiGene Licensed Territory on our own.

*The failure to maintain the Zai Agreement or the failure of Zai to perform its obligations under the Zai Agreement, could negatively impact our business.

Pursuant to the terms of the Zai Agreement, we granted Zai the right to research, develop, manufacture and exclusively commercialize adagrasib in the Zai Licensed Territory. Consequently, our ability to generate any revenues from adagrasib in the Zai Licensed Territory depends on our ability to maintain our collaboration with Zai. We have limited control over the amount and timing of resources that Zai will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on the Zai Agreement with respect to adagrasib in the Zai Licensed Territory, including:

•Zai may not comply with applicable regulatory guidelines with respect to developing, manufacturing or commercializing adagrasib, which could adversely impact sales or future development of adagrasib in the Zai Licensed Territory or elsewhere;

•There may be disputes between us and Zai, including disagreements regarding the Zai Agreement; and

•Zai may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

The Zai Agreement is also subject to early termination. If the agreement is terminated early, we may not be able to find another collaborator for the further research, development, manufacturing and commercialization of adagrasib in the Zai Licensed Territory on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of adagrasib in the Zai Licensed Territory on our own.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose implementing drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”) became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges the health reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

*Our potential future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as individuals and entities that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, known as business associates, as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions;

•the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which became effective in May 2018 and as updated is specifically directed to the collection, use, safeguarding, sharing, transfer and other processing of personal information of EU residents, and imposing higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the EU and we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR. The GDPR has increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Failure to comply with the GDPR carries significant risk; potential fines for noncompliant companies are up to the greater of €20 million or 4% of annual global revenue. Further, compliance with the GDPR and applicable EU Member States and the United Kingdom privacy laws is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, and reputational harm in connection with our European activities. In addition, our failure to comply with GDPR and privacy laws of EU Member States or the United Kingdom may result in regulators prohibiting our processing of the personal information of EU data subjects, which could impact our operations and ability to develop our products and provide our services, including interrupting or ending EU clinical trials;

•the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action;

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $134.6 million and $65.1 million for the three months ended June 30, 2021 and 2020, respectively, and $238.6 million and $136.8 million for the six months ended June 30, 2021 and 2020, respectively. Our net loss for the three months ended June 30, 2021 and 2020 were $166.4 million and $82.9 million, respectively, and $302.1 million and $169.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $1.4 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the UFDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

•our ability, and the ability of third parties such as CROs to adhere to clinical study and other regulatory requirements;

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

Our U.S. federal net operating loss (“NOL”), carryforwards generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We believe we have experienced at least one ownership change based on past financing transactions and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

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

Even if we are successful in obtaining regulatory approval to sell any of our product candidates in one or more countries, we cannot be certain that our patents and other intellectual property rights will ultimately prevent approval during the patent term of generic products developed and commercialized by third parties. A generic manufacturer may seek approval of a generic version of any of our products in the United States by filing an Abbreviated New Drug Application, with the FDA asserting that our patents are invalid and/or unenforceable to maintain market exclusivity for any of our products, if approved. We cannot predict if, or when, one or more generic manufacturers may attempt to seek regulatory approval for a generic version of any of our products, if approved. There is no assurance that we will ultimately be successful in a court of law to prevent entry of a generic version of any of our products during the applicable patent term and we may incur substantial costs defending our patents and intellectual property rights. An inability to stop a generic manufacturer from selling a generic version of our products could result in a substantial loss of market share and profits or even preclude the ability to continue to commercialize any of our products, if approved.

Risks Related to Our Shares of Common Stock

*Our principal shareholders control the majority of our shares, and their actions may significantly influence matters submitted to our shareholders for approval and our share price.

Based on the information available to us as of June 30, 2021, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 49% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 10% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Baker Brothers, Boxer Capital or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Companies that file reports with the Securities and Exchange Commission (“SEC”), including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

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

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current shareholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. Factors such as clinical and regulatory developments regarding our products or processes, developments regarding potential or future third-party collaborators, announcements of technological innovations, new commercial products, patents, the development of proprietary rights by us or by others or any litigation relating to these rights, regulatory actions, general conditions in the biotechnology and pharmaceutical industries, failure to meet analysts’ expectations, publications, financial results or public concern over the safety of biopharmaceutical and biotechnological products, economic conditions in the United States and other countries, terrorism and other factors could have a significant effect on the share price for our shares of common stock. Any setback or delay in the clinical development of our programs could result in a significant decrease in our share price. In recent years the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition, other biotechnology companies’ or our competitors’ programs could have positive or negative results that impact their stock prices and their results or experience stock price fluctuations that could have a positive or negative impact on our stock price, regardless whether such impact is direct or not.

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

Pursuant to our 2013 Equity Incentive Plan and our 2013 Employee Stock Purchase Plan (the “ESPP”), our management is authorized to grant stock options, restricted stock units and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Pursuant to the inducement plan, the Board of Directors is authorized to grant stock options, restricted stock units and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our shareholders to experience additional dilution, which could cause our stock price to fall.

ITEM 6.	Exhibits

Exhibit number	Description of document
2.1
Arrangement Agreement, dated May 8, 2013, by and between MethylGene Inc. and the Company (incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013).

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013).

3.2	Bylaws (incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013).
3.3	Amendment to Bylaws (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016).
4.1
Form of Common Stock Certificate (incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018).
5.1	Opinion of Cooley LLP
10.1*	Collaboration and License Agreement, dated May 28, 2021, by and among the Company and Zai Lab (Hong Kong) Limited.
10.2
Amended and Restated 2013 Equity Incentive Plan, as amended, and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2021).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Cooley LLP (included in Exhibit 5.1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

August 5, 2021	by:	/s/ Charles M. Baum
Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	by:	/s/ Daniel R. Faga
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

August 5, 2021	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)