Form 10-Q
period 2021-09-30
Mirati Therapeutics, Inc.
filed 2021-11-08
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 5, 2021, there were 51,816,462 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$242,624	$885,562
Short-term investments	911,794	504,544
Other current assets	17,476	13,537
Total current assets	1,171,894	1,403,643
Property and equipment, net	13,736	7,809
Long-term investment	11,253	15,629
Right-of-use asset	38,172	39,890
Other long-term assets	18,375	9,157
Total assets	$1,253,430	$1,476,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,923	$18,117
Accrued liabilities	79,156	53,355
Total current liabilities	122,079	71,472
Lease liability	45,520	41,905
Other liabilities	1,806	1,962
Total liabilities	169,405	115,339
Commitments and contingencies (see Note 9)
Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at both September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,767,083 and 50,439,069 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	52	50
Additional paid-in capital	2,586,780	2,481,218
Accumulated other comprehensive income	9,595	9,759
Accumulated deficit	(1,512,402)	(1,130,238)
Total shareholders’ equity	1,084,025	1,360,789
Total liabilities and shareholders’ equity	$1,253,430	$1,476,128
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
License and collaboration revenues	$71,793	$11,424	$71,793	$11,690
Total revenue	71,793	11,424	71,793	11,690
Expenses
Research and development	116,109	79,853	354,755	216,644
General and administrative	35,183	20,249	93,144	58,074
Total operating expenses	151,292	100,102	447,899	274,718
Loss from operations	(79,499)	(88,678)	(376,106)	(263,028)
Other income (expense), net	2,744	1,342	(2,759)	6,178
Loss before income taxes	(76,755)	(87,336)	(378,865)	(256,850)
Income tax expense	3,299	—	3,299	—
Net loss	$(80,054)	$(87,336)	$(382,164)	$(256,850)
Unrealized (loss) gain on available-for-sale investments	(6)	(827)	(164)	568
Comprehensive loss	$(80,060)	$(88,163)	$(382,328)	$(256,282)
Net loss per share, basic and diluted	$(1.55)	$(1.96)	$(7.45)	$(5.87)
Weighted average common shares outstanding, basic and diluted	51,655,259	44,614,226	51,305,547	43,778,607

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at June 30, 2021	51,608,944	$52	$2,551,615	$9,601	$(1,432,348)	$1,128,920
Net loss for the period	—	—	—	—	(80,054)	(80,054)
Share-based compensation expense	—	—	26,933	—	—	26,933
Issuance of common stock under equity incentive plans	158,139	—	8,232	—	—	8,232
Unrealized loss on investments	—	—	—	(6)	—	(6)
Balance at September 30, 2021	51,767,083	$52	$2,586,780	$9,595	$(1,512,402)	$1,084,025

Three Months Ended September 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at June 30, 2020	44,482,308	$45	$1,535,490	$11,284	$(941,815)	$605,004
Net loss for the period	—	—	—	—	(87,336)	(87,336)
Share-based compensation expense	—	—	21,751	—	—	21,751
Issuance of common stock under equity incentive plans	272,158	—	12,351	—	—	12,351
Unrealized loss on investments	—	—	—	(827)	—	(827)
Balance at September 30, 2020	44,754,466	$45	$1,569,592	$10,457	$(1,029,151)	$550,943

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789
Net loss for the period	—	—	—	—	(382,164)	(382,164)
Share-based compensation expense	—	—	79,624	—	—	79,624
Issuance of common stock from ESPP	9,029	—	1,214	—	—	1,214
Issuance of common stock under equity incentive plans	695,171	1	24,725	—	—	24,726
Net exercise of warrants	623,814	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(164)	—	(164)
Balance at September 30, 2021	51,767,083	$52	$2,586,780	$9,595	$(1,512,402)	$1,084,025

Nine Months Ended September 30, 2020
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss for the period	—	—	—	—	(256,850)	(256,850)
Issuance of common stock, net of issuance costs	3,538,462	4	324,014	—	—	324,018
Share-based compensation expense	—	—	64,104	—	—	64,104
Issuance of common stock from ESPP	6,207	—	524	—	—	524
Issuance of common stock under equity incentive plans	1,092,468	1	36,283	—	—	36,284
Net exercise of warrants	600,000	—	—	—	—	—
Unrealized gain on investments	—	—	—	568	—	568
Balance at September 30, 2020	44,754,466	$45	$1,569,592	$10,457	$(1,029,151)	$550,943

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(382,164)	$(256,850)
Non-cash adjustments reconciling net loss to operating cash flows:
Non-cash consideration earned from license agreement	—	(11,424)
Change in fair value of long-term investment	4,376	24
Depreciation of property and equipment	1,219	435
Amortization of premium and accretion of discounts on investments	3,503	(877)
Share-based compensation expense	79,624	64,104
Changes in operating assets and liabilities:
Other current assets	(3,939)	(6,985)
Other long-term assets	(9,218)	(871)
Right-of-use asset	1,718	28
Lease liability	3,927	(98)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	50,139	17,404
Cash flows used in operating activities	(250,815)	(195,110)
Investing activities:
Purchases of short-term investments	(1,059,140)	(456,608)
Sales and maturities of short-term investments	648,223	378,952
Purchases of property and equipment	(7,146)	(2,861)
Cash flows used in investing activities	(418,063)	(80,517)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	324,018
Proceeds from issuance of common stock under equity incentive plans	24,726	36,283
Proceeds from stock issuances under employee stock purchase plan	1,214	524
Cash flows provided by financing activities	25,940	360,825
(Decrease) increase in cash, cash equivalents and restricted cash	(642,938)	85,198
Cash, cash equivalents and restricted cash, beginning of period	886,182	46,856
Cash, cash equivalents and restricted cash, end of period	$243,244	$132,054

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$242,624	$131,434
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$243,244	$132,054

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included within accounts payable and accrued liabilities	$279	$1,662

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock options	2,244,669	2,415,979	2,445,016	2,262,174
Common stock warrants	7,605,764	9,092,807	7,749,909	9,451,913
Unvested restricted stock units	658,971	398,263	597,542	314,588
Total	10,509,404	11,907,049	10,792,467	12,028,675

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

3. Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of September 30, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$215,349	$18	$(41)	$215,326
Commercial paper	1 year or less	528,373	81	(1)	528,453
U.S. Agency bonds	1 year or less	75,244	9	(1)	75,252
U.S. Treasury bills	2 years or less	83,723	22	(10)	83,735
Sovereign debt securities	1 year or less	9,030	—	(2)	9,028
		$911,719	$130	$(55)	$911,794

		As of December 31, 2020
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$130,814	$160	$(4)	$130,970
Commercial paper	1 year or less	240,725	58	(18)	240,765
U.S. Agency bonds	2 years or less	83,227	37	(1)	83,263
U.S. Treasury bills	2 years or less	49,539	10	(3)	49,546
		$504,305	$265	$(26)	$504,544

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. As of September 30, 2021, and December 31, 2020, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded.

As of September 30, 2021 and December 31, 2020, the Company held 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of ORIC’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability, with any unrealized gains and losses recorded in other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive loss. See Note 4 - Fair Value Measurements.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$65,842	$65,842	$—	$—
Money market funds	176,782	176,782	—	—
Total cash and cash equivalents	242,624	242,624	—	—

Short-term investments:
U.S. Treasury bills	83,735	83,735	—	—
Corporate debt securities	215,326	—	215,326	—
Commercial paper	528,453	—	528,453	—
U.S. Agency bonds	75,252	—	75,252	—
Sovereign debt securities	9,028	—	9,028	—
Total short-term investments	911,794	83,735	828,059	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	11,253	—	—	11,253

Total	$1,165,671	$326,359	$828,059	$11,253

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$20,398	$20,398	$—	$—
Money market funds	865,164	865,164	—	—
Total cash and cash equivalents	885,562	885,562	—	—

Short-term investments:
U.S. Treasury bills	49,546	49,546	—	—
Corporate debt securities	130,970	—	130,970	—
Commercial paper	240,765	—	240,765	—
U.S. Agency bonds	83,263	—	83,263	—
Total short-term investments	504,544	49,546	454,998	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	15,629	—	—	15,629

Total	$1,405,735	$935,108	$454,998	$15,629

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2021 and December 31, 2020. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. As of September 30, 2021, the Level 3 fair value measurement of the Company’s long-term investment in ORIC, which the Company acquired as an investment in 2020, utilizes a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 68.0% volatility and an expected term of 0.3 years to determine the discount for lack of marketability of 8.5%. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021 or the year ended December 31, 2020.

The following table presents the changes in estimated fair value of the Company’s asset measured using significant unobservable inputs (Level 3) (in thousands):

September 30, 2021
Balance - December 31, 2020	$15,629
Change in fair value	(4,376)
Balance - September 30, 2021	$11,253

5. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	13,173	8,158
Deposits and other receivables	2,346	3,075
Interest receivable	1,957	2,304
	$17,476	$13,537

The other long-term assets balance of $18.4 million as of September 30, 2021 consisted of $17.8 million in deposits paid in conjunction with the Company’s research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company’s corporate headquarters. The other long-term assets balance of $9.2 million as of December 31, 2020 consisted of $8.6 million in deposits paid in conjunction with the Company’s research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company’s corporate headquarters.

6. Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued clinical expense	18,956	19,221
Accrued manufacturing expense	27,988	13,019
Accrued development expense	9,103	5,439
Accrued compensation and benefits	16,763	13,964
Other accrued expenses	6,346	1,712
	$79,156	$53,355

The other liabilities balance of $1.8 million as of September 30, 2021, and $2.0 million as of December 31, 2020, consisted primarily of clinical trial-related liabilities.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the initial obligation was satisfied in 2020 and, therefore, this $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. The Company recognized revenue when BeiGene obtained control of the goods, over the period of the obligation. The Company recognized $0.1 million as license and collaboration revenues related to this performance obligation for the three months ended September 30, 2021. No revenue was recognized for the three months ended September 30, 2020. The Company recognized $0.1 million and $0.3 million as license and collaboration revenues for this performance obligation for the nine months ended September 30, 2021 and 2020, respectively, consisting of cost-sharing payments due from BeiGene.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial in the BeiGene Licensed Territory during the three and nine months ended September 30, 2021. No milestone payments were earned during the three and nine months ended September 30, 2020. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2021 or 2020.

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

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, MRTX849 (adagrasib is the provisionally filed name for MRTX849) and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments from inception through September 30, 2021.

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

For the three months ended September 30, 2021, the Company did not incur expenses under these agreements. For the three months ended September 30, 2020, the Company incurred expenses under these agreements with Pfizer of $0.3 million relating to a milestone payment for initiation of the first regulatory toxicology study for MRTX1133. For the nine months ended September 30, 2021, the Company incurred expenses under these agreements of $5.0 million related to initiation of the first Phase 3 trial for adagrasib. For the nine months ended September 30, 2020, the Company incurred expenses of $4.8 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for adagrasib, a $0.3 million milestone payment for initiation of the first regulatory toxicology study for MRTX1133, and $1.5 million in research and development services.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Zai during the three months ended September 30, 2021, therefore, the Company recognized revenue of $66.6 million as license and collaboration revenues and $3.3 million as income tax expense in its condensed consolidated statements of operations and comprehensive loss.

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. No revenue related to this performance obligation was recognized for the three and nine months ended September 30, 2021. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

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

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2021.

8. Warrants

As of September 30, 2021, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

During the three months ended September 30, 2021, no warrants were exercised. During the nine months ended September 30, 2021, 623,821 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 623,814 shares of common stock. During the three months ended September 30, 2020, no warrants were exercised. During the nine months ended September 30, 2020, 600,006 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 600,000 shares of common stock.

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

The Amended and Restated Lease is considered to be an operating lease, and the Amended and Restated Lease indicates the interest rate applicable to the lease is 12% and, therefore, the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of September 30, 2021, the condensed consolidated balance sheet includes an operating right-of-use asset of $38.2 million and a total operating lease liability of $45.8 million, of which $0.3 million is current lease liability and included in other accrued expenses, and $45.5 million is included in non-current lease liability. As of December 31, 2020, the consolidated balance sheet includes an operating right-of-use asset of $39.9 million and an operating lease liability of $41.9 million. For the three and nine months ended September 30, 2021, the Company recorded $1.9 million and $5.9 million in operating lease expense, respectively.

As of September 30, 2021, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
2021 - remainder	$—
2022	1,681
2023	7,844
2024	8,080
2025	8,322
Thereafter	68,257
Total operating lease payments(†)	94,184
Less: Amount representing interest	(48,353)
Total lease liability	$45,831
____________________
†The Company has an early termination right 7 years into the lease term, in which the total contractual obligation would be reduced by $41.1 million.

On June 24, 2014, the Company entered into a lease agreement for completed office and laboratory space located in San Diego, California. The office space under the lease was the Company’s corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month and was subject to a

3% annual rent increase following availability. In addition to such base monthly rent, the Company was obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018, and the Company entered into subsequent amendments to the original lease to extend the lease term to July 2021. All other terms and covenants from the original lease agreement remained unchanged. For the three and nine months ended September 30, 2020, the Company recorded less than $0.1 million and $0.2 million in operating lease cost, respectively. This lease was terminated in July 2021.

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

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. As of September 30, 2021, the Company has not offered or sold any shares of common stock pursuant to this sales agreement.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$15,701	$12,556	$46,704	$35,861
General and administrative expense	11,232	9,195	32,920	28,243
	$26,933	$21,751	$79,624	$64,104

During the three and nine months ended September 30, 2021, 158,139 and 695,171 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $8.2 million and $24.7 million, respectively. During the three and nine months ended September 30, 2020, 272,158 and 1,092,468 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $12.4 million and $36.3 million, respectively.

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

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application (“IND”) for adagrasib in November 2018 and, on January 15, 2019, we announced that we had dosed the first patient in the dose escalation phase of a Phase 1/2 clinical trial in patients with advanced solid tumors that harbor KRAS G12C mutations. Following single agent dose escalation, we have expanded into cohorts that include patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation. On June 24, 2021 we announced that the FDA has granted Breakthrough Therapy Designation to adagrasib as a potential monotherapy treatment for patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy. The FDA will review our New Drug Application for adagrasib for the treatment of patients with previously treated KRASG12C-mutated NSCLC who have received prior systemic therapy under the Real-Time Oncology Review pilot program. The Phase 1/2 trial also enables exploratory combination cohorts, including evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC, the combination of adagrasib and a pan-EGFR inhibitor (afatinib) in patients with advanced NSCLC, and the combination of adagrasib and an anti-EGFR antibody (cetuximab) in patients with CRC. In 2020, we initiated a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC. In 2021, we initiated a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SOS1 inhibitor (BI 1701963) in patients with advanced NSCLC.

In the fourth quarter of 2021, we announced preliminary results from the Phase 1b cohort of the clinical trial evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in 8 patients with KRAS G12C-mutated first-line NSCLC which support moving forward with a 400mg twice daily dose (“BID”) of adagrasib with full dose pembrolizumab, which will be evaluated in an ongoing Phase 2 clinical trial. The Phase 1b data showed adagrasib 400mg BID plus pembrolizumab had a manageable tolerability profile, with no observed Grade 4 or Grade 5 adverse events. Of the 7 patients evaluable for a response as of October 21, 2021, 4 had a confirmed RECIST-defined partial response and 1 additional patient, who is still on study, experienced 49% tumor regression in the first scan, which allowed for tumor resection prior to achieving a RECIST-defined confirmed response. The disease control rate (“DCR”) was 100%, with all 7 patients exhibiting tumor regression ranging from 37% to 92%. With a median follow up of 9.9 months, 5 of the 7 patients remained on treatment, as of the data cutoff date, and had been on treatment for 8 to 11 months.

On September 20, 2021, we announced analysis was completed in the intent-to-treat population of the registration enabling cohort of the Phase 1/2 clinical trial evaluating adagrasib at 600mg twice daily dose (“BID”) as a monotherapy treatment for patients in at least 2nd line NSCLC. The analysis showed an objective response rate (“ORR”) of 43% and a DCR of 80%, based on central independent review, as of June 15, 2021.

In the fourth quarter of 2021, we amended the Phase 2 clinical trial evaluating the combination of adagrasib at 400mg BID and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC stratified by <1% Tumor Proportion Score (“TPS”) score and ≥1% TPS score.

In the first quarter of 2021, we initiated two registration-enabling Phase 3 clinical trials. The first clinical trial is evaluating adagrasib as a monotherapy randomized against docetaxel in patients with 2nd line NSCLC. The second clinical trial is evaluating the combination of adagrasib and an anti-EGFR antibody (cetuximab) randomized against chemotherapy in patients with 2nd line CRC.

On September 19, 2021, at the European Society for Medical Oncology Congress 2021, we presented preliminary results from a cohort of the Phase 1/2 clinical trial evaluating adagrasib at 600 mg BID as both a monotherapy treatment and in combination with cetuximab for patients with heavily pretreated colorectal cancer harboring a KRAS G12C mutation.

•As of May 25, 2021, the adagrasib monotherapy arm (n=46) had a median follow up of 8.9 months. Of the evaluable patients (n=45), preliminary results showed an investigator assessed response rate (“RR”) of 22%, including one unconfirmed partial response (“PR”), and a DCR of 87%; the median duration of response (“DOR”) was 4.2 months. In all enrolled patients, the median progression free survival (“PFS”) was 5.6 months (95% confidence interval (“CI”): 4.1,8.3).

•As of July 9, 2021, the adagrasib plus cetuximab arm (n=32) had a median follow up of 7 months. Of the evaluable patients (n=28), preliminary results showed an investigator assessed RR of 43%, including two unconfirmed PRs and a

DCR of 100%. After the data cutoff date, of the two unconfirmed PRs, follow up scans showed one patient had a confirmed PR, and the second patient progressed.

•Adagrasib monotherapy and in combination with cetuximab was well-tolerated in this study, with a manageable safety profile. Grade 3/4 treatment related adverse events (“TRAEs”) were observed in 30% of patients treated with adagrasib alone, and in 16% of patients treated with the combination. Treatment related adverse events led to treatment discontinuation in 6% of patients who received combination therapy and in none (0%) of those who received adagrasib monotherapy. No Grade 5 TRAEs were observed in either treatment arm.

On October 9, 2021, at the 33rd EORTC-NCI-AACR Symposium on Molecular Targets and Therapeutics, we presented preliminary results from a cohort of the Phase 1/2 clinical trial evaluating adagrasib at 600 mg BID as monotherapy for patients with pancreatic ductal adenocarcinoma harboring a KRAS G12C mutation. arm (n=12). Of the evaluable patients (n=10), preliminary results showed an investigator assessed RR of 50%, including an unconfirmed PR, and a DCR of 100%.

Preliminary efficacy data was assessed as of August 30, 2020 in six patients with advanced solid tumors, other than NSCLC and CRC, treated with adagrasib as a monotherapy at 600 mg BID dose from a Phase 1/1b cohort. One patient each with pancreatic, ovarian, endometrial and cholangiocarcinoma tumors were treated and had a confirmed PR to therapy. Two appendiceal cancer patients had stable disease and all six eligible patients remained on treatment.

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

Adagrasib Development in Collaboration with Sanofi S.A. (“Sanofi”)

In October 2021, we announced a clinical collaboration agreement with Sanofi to evaluate the combination of adagrasib and Sanofi’s investigational SHP2 inhibitor, SAR442720, in patients with advanced solid tumors that harbor KRAS G12C mutations. Under the terms of the non-exclusive collaboration, Sanofi will sponsor the trial and we and Sanofi will jointly oversee and share the costs of clinical development activities for the combined therapy. Sanofi will provide SAR442720 at no cost.

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

Under the agreements, following the joint discovery periods which have concluded, we executed our options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments from inception through September 30, 2021.

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

We also have several Phase 2 clinical trials in which we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC, urothelial carcinoma or other cancers who have experienced documented disease progression following prior treatment with chemotherapy and/or a checkpoint inhibitor. On September 20, 2021, we announced results from a post hoc exploratory analysis of the Phase 2 study, MRTX-500, in patients with nonsquamous NSCLC with prior clinical benefit from checkpoint inhibitor therapy and where anti-PD-(L)1 was the most recent line of therapy (n=68) and a median follow-up of 33.6 months. The median overall survival was 14.9 months (95% CI: 9.3, 21.1), with 56% and 32% of these patients alive at one year and two years, respectively. The ORR was 18%, with 3% of patients achieving a complete response and 15% of patients achieving a PR. The median DOR was 12.8 months.

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

In preclinical studies, MRTX1719 has demonstrated a greater than 70-fold selectivity for MTAP-deleted cells relative to normal cells and demonstrated near complete and sustained inhibition of PRMT5 in tumor xenografts resulting in significant tumor growth inhibition or tumor regression in MTAP-deleted tumor models. The ability to target the PRMT5/MTA complex provides an opportunity to selectively target tumor cells harboring the MTAP gene deletion which exhibit an abnormally high level of MTA (methylthioadenosine) compared with normal cells. This is anticipated to provide an increased therapeutic index relative to first generation PRMT5 inhibitors that do not specifically target the PRMT5/MTA complex.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
License and collaboration revenues	$71,793	$11,424	$60,369	$71,793	$11,690	$60,103

Research and development expenses	$116,109	$79,853	$36,256	$354,755	$216,644	$138,111
General and administrative expenses	35,183	20,249	14,934	93,144	58,074	35,070
Other income (expense), net	2,744	1,342	1,402	(2,759)	6,178	(8,937)
Income tax expense	3,299	—	3,299	3,299	—	3,299

Revenues

License and collaboration revenues relate to the Zai Agreement under which Zai was granted an exclusive license to develop, manufacture and commercialize adagrasib in the Zai Licensed Territory, the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Licensed Territory, and the ORIC License Agreement under which we granted an exclusive worldwide, sublicensable, royalty-free license, and certain related know-how, to develop and commercialize small molecule inhibitors of the polycomb repressive complex 2, or PRC2 to, ORIC.

The Company earned $71.8 million revenue during the three and nine months ended September 30, 2021, comprised of $66.6 million of license and collaboration revenues under the Zai Agreement related to the transfer of the license and related know-how to Zai, $5.0 million as development milestone revenues related to the initiation of the first pivotal clinical trial in the BeiGene Licensed Territory, and $0.1 million related to the manufacturing supply services agreement with BeiGene.

The Company earned $11.4 million as license and collaboration revenues during the three months ended September 30, 2020, related to the transfer of the license and related know-how to ORIC. The Company earned $11.7 million as license and collaboration revenues during the nine months ended September 30, 2020, which related primarily to the ORIC license transfer described above, as well as $0.3 million related to the manufacturing supply services agreement with BeiGene.

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

Our research and development efforts during the three and nine months ended September 30, 2021 and 2020 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$48,000	$35,758	$12,242	$160,428	$90,543	$69,885
Sitravatinib	14,627	13,278	1,349	46,988	43,184	3,804
Discontinued programs	—	449	(449)	201	1,597	(1,396)
Pre-clinical development programs:
MRTX1133	887	2,304	(1,417)	5,099	6,505	(1,406)
Preclinical and early discovery	8,934	3,866	5,068	22,546	6,934	15,612
Total third-party research and development expenses	72,448	55,655	16,793	235,262	148,763	86,499
Salaries and other employee related expense	18,353	8,985	9,368	49,191	24,245	24,946
Share-based compensation expense	15,701	12,556	3,145	46,704	35,861	10,843
Other research and development costs	9,607	2,657	6,950	23,598	7,775	15,823
Research and development expense	$116,109	$79,853	$36,256	$354,755	$216,644	$138,111
Research and development expenses for the three months ended September 30, 2021 were $116.1 million compared to $79.9 million for the three months ended September 30, 2020. The increase of $36.3 million primarily relates to increases in third-party research and development expense of $16.8 million, salaries and other employee related expense of $9.4 million, share-based compensation expense of $3.1 million, and other research and development expense of $7.0 million. The increase in third-party research and development expense primarily relates to an increase in expenses associated with development of adagrasib of $12.2 million. The increase in expenses associated with adagrasib relates to the ongoing clinical trials, which include Phase 1/2, Phase 2 and Phase 3 clinical trials. The costs are comprised largely of manufacturing expenses, including costs related to registrational manufacturing batches, CRO fees, and other clinical trial-related expenses. The increase in salaries and other employee related expense of $9.4 million is primarily due to an increase in the number of research and development employees employed during the three months ended September 30, 2021, compared to the same period in 2020. The increase in share-based compensation of $3.1 million is due to an increase in the fair value of equity awards granted during the three months ended September 30, 2021, compared to the same period in 2020. The increase in other research and development costs of $7.0 million is primarily due to increases in professional services expenses and rent.

Research and development expenses for the nine months ended September 30, 2021 were $354.8 million compared to $216.6 million for the nine months ended September 30, 2020. The increase of $138.1 million relates to increases in third-party research and development expense of $86.5 million, an increase in salaries and other employee related expense of $24.9 million, other research and development expense of $15.8 million, and an increase in share-based compensation expense of $10.8 million. The increase in third-party research and development expense, salaries and other employee related expense, other research and development expense, and share-based compensation expense is due to the factors that influenced similar fluctuations for the three months ended September 30, 2021 and 2020, respectively.

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

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $35.2 million and $20.2 million, respectively, representing an increase of $15.0 million. The increase in expense for the three months ended September 30, 2021 is primarily due to an increase in professional services expense of $5.7 million, an increase in salaries and other employee related expense of $4.4 million, an increase in insurance, rent and other facilities-related costs and other expense of $2.8 million, and an increase in share-based compensation expense of $2.0 million. The increase in professional service expense is primarily due to an increase in commercial readiness activities during the three months ended September 30, 2021, compared to the same period in 2020. The increase in salaries and other employee related expense is primarily due to an increase in the number of general and administrative employees during the three months ended September 30, 2021 compared to the same period in 2020, and is also largely driven by commercial readiness activities. The increase in facilities-related costs is primarily due to our new corporate headquarters. The increase in share-based compensation expense is due to an increase in the fair value of equity awards granted during the three months ended September 30, 2021, compared to the same period in 2020.

General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $93.1 million and $58.1 million, respectively, representing an increase of $35.0 million. The increase in expense for the nine months ended September 30, 2021 is due primarily to an increase in salaries and other employee related expense of $10.0 million, an increase in professional services expense of $9.5 million, an increase in insurance, rent and other facilities-related costs of $6.8 million, an increase in share-based compensation expense of $4.7 million, and an increase in sponsorship agreements expense of $4.0 million. The increase in sponsorship agreements expense is due to a $4.0 million research grant made in the first quarter of 2021. The increase in expense for the nine months ended September 30, 2020 for each of the other categories indicated is due to the same factors that influenced similar fluctuations for the three months ended September 30, 2021 and 2020, respectively.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2021 was income of $2.7 million, compared to income of $1.3 million for the same period in 2020. The increase is primarily due to an unrealized gain of $2.3 million in the fair value on the long-term investment in ORIC which such investment was acquired in 2020 in connection with the ORIC Agreement, offset by a decrease of $0.9 million in interest income primarily due to lower interest rates during the three months ended September 30, 2021 compared to the same period in 2020.

Other income (expense), net for the nine months ended September 30, 2021 was expense of $2.8 million, compared to income of $6.2 million for the same period in 2020. The decrease is primarily due to an unrealized loss of $4.4 million in the fair value on the long-term investment in ORIC, and a decrease of $4.6 million in interest income primarily due to lower interest rates and the timing of scheduled maturities during the nine months ended September 30, 2021 compared to the same period in 2020.

Income Tax Expense

Income tax expense of $3.3 million for the three and nine months ended September 30, 2021 was related to foreign income taxes related to the upfront payment received from Zai in July 2021.

Liquidity and Capital Resources
As of September 30, 2021, we had $1.2 billion of cash, cash equivalents and short-term investments compared to $1.4 billion at December 31, 2020. In July 2021, we received net proceeds of $63.4 million for the up-front fee in connection with the Zai Agreement. In July 2021, we entered into an amended and restated sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million; as of September 30, 2021, no shares have been sold in connection with this amended and restated sales agreement. During 2020, we completed public offerings of our common stock that generated total net proceeds of $1.2 billion; in October 2020, we completed a public offering of our common stock that generated net proceeds of approximately $879.6 million, and in January 2020, we completed a public offering of our common stock that generated net proceeds of $324.0 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock and, through up-front payments, research funding and milestone payments under collaborative arrangements. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including in liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.
Cash Flows for the Nine Months Ended September 30, 2021 and 2020

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(250,815)	$(195,110)
Net cash used in investing activities	(418,063)	(80,517)
Net cash provided by financing activities	25,940	360,825
(Decrease) increase in cash, cash equivalents and restricted cash	$(642,938)	$85,198

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $250.8 million, compared to $195.1 million for the same period in 2020, an increase of $55.7 million. Cash used in operating activities during 2021 primarily related to our net loss of $382.2 million, adjusted for non-cash items such as share-based compensation of $79.6 million and net cash inflow from a change in our operating assets and liabilities of $42.6 million. Cash used in operating activities during 2020 primarily related to our net loss of $256.9 million, adjusted for non-cash items such as share-based compensation expense of $64.1 million and net cash inflow from a change in our operating assets and liabilities of $9.5 million.

Net cash used in investing activities

For the nine months ended September 30, 2021 and September 30, 2020, investing activities used cash of $418.1 million and $80.5 million, respectively, due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $25.9 million and consisted primarily of proceeds from issuance of common stock under equity incentive plans. Net cash provided by financing activities for the nine months ended September 30, 2020 was $360.8 million and consisted primarily of proceeds received from the issuance of common stock, and issuance of common stock under equity incentive plans.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2021, we did not have any off-balance sheet arrangements (as defined by applicable SEC regulations) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2021.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of September 30, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2021 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose implementing drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”) became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges the health reform measures of the Biden administration will impact the ACA and our business.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $116.1 million and $79.9 million for the three months ended September 30, 2021 and 2020, respectively, and $354.8 million and $216.6 million for the nine months ended September 30, 2021 and 2020, respectively. Our net loss for the three months ended September 30, 2021 and 2020 were $80.1 million and $87.3 million, respectively, and $382.2 million and $256.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1.5 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the UFDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

Based on the information available to us as of September 30, 2021, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 51% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 10% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker Brothers, or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018).
10.1	Third Amendment to Amended and Restated Employment Agreement, dated September 20, 2021, by and between the Registrant and Dr. Charles M. Baum
10.2	Employment Agreement, dated September 17, 2021, by and between the Registrant and David D. Meek
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

November 8, 2021	by:	/s/ David D. Meek
Chief Executive Officer
(Principal Executive Officer)

November 8, 2021	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)