Form 10-Q
period 2022-03-31
Mirati Therapeutics, Inc.
filed 2022-05-04
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 29, 2022, there were 55,526,877 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$304,696	$413,083
Short-term investments	1,021,778	1,078,257
Other current assets	16,643	16,643
Total current assets	1,343,117	1,507,983
Property and equipment, net	17,177	15,824
Long-term investment	3,141	8,218
Right-of-use asset	37,229	37,680
Other long-term assets	20,635	19,049
Total assets	$1,421,299	$1,588,754
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$27,938	$35,163
Accrued liabilities	95,633	108,495
Total current liabilities	123,571	143,658
Lease liability	45,829	45,879
Other liabilities	2,617	2,179
Total liabilities	172,017	191,716
Commitments and contingencies (see Note 9)
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 55,511,476 and 55,356,904 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	56	55
Additional paid-in capital	3,145,368	3,099,937
Accumulated other comprehensive income	4,266	9,068
Accumulated deficit	(1,900,408)	(1,712,022)
Total shareholders' equity	1,249,282	1,397,038
Total liabilities and shareholders' equity	$1,421,299	$1,588,754
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
License and collaboration revenues	$709	$—
Total revenue	709	—
Expenses
Research and development	130,976	104,071
General and administrative	53,951	28,350
Total operating expenses	184,927	132,421
Loss from operations	(184,218)	(132,421)
Other expense, net	(4,168)	(3,259)
Net loss	$(188,386)	$(135,680)
Unrealized loss on available-for-sale investments	(4,802)	(303)
Comprehensive loss	$(193,188)	$(135,983)
Net loss per share, basic and diluted	$(3.40)	$(2.67)
Weighted average common shares outstanding, basic and diluted	55,468,851	50,779,364

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2021	55,356,904	$55	$3,099,937	$9,068	$(1,712,022)	$1,397,038
Net loss	—	—	—	—	(188,386)	(188,386)
Share-based compensation expense	—	—	42,905	—	—	42,905
Issuance of common stock under equity incentive plans	154,572	1	2,526	—	—	2,527
Unrealized loss on investments	—	—	—	(4,802)	—	(4,802)
Balance at March 31, 2022	55,511,476	$56	$3,145,368	$4,266	$(1,900,408)	$1,249,282

Three Months Ended March 31, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789
Net loss	—	—	—	—	(135,680)	(135,680)
Share-based compensation expense	—	—	24,722	—	—	24,722
Issuance of common stock under equity incentive plans	312,903	—	9,885	—	—	9,885
Net exercise of warrants	623,814	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(303)	—	(303)
Balance at March 31, 2021	51,375,786	$51	$2,515,824	$9,456	$(1,265,918)	$1,259,413

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(188,386)	$(135,680)
Non-cash adjustments reconciling net loss to operating cash flows
Change in fair value on long-term investment	5,077	3,953
Depreciation of property and equipment	629	294
Amortization of premium and accretion of discounts on investments	982	1,001
Share-based compensation expense	42,905	24,722
Changes in operating assets and liabilities:
Other current assets	—	(2,810)
Other long-term assets	(1,584)	(8,149)
Right-of-use asset	451	612
Lease liability	1,431	1,270
Accounts payable, accrued liabilities and other liabilities	(21,974)	4,371
Cash flows used in operating activities	(160,469)	(110,416)
Investing activities:
Purchases of short-term investments	(212,545)	(621,661)
Sales and maturities of short-term investments	263,240	167,240
Purchases of property and equipment	(1,140)	(1,107)
Cash flows provided by (used in) investing activities	49,555	(455,528)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	2,527	9,885
Cash flows provided by financing activities	2,527	9,885
Decrease in cash, cash equivalents and restricted cash	(108,387)	(556,059)
Cash, cash equivalents and restricted cash, beginning of period	413,703	886,182
Cash, cash equivalents and restricted cash, end of period	$305,316	$330,123

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$304,696	$329,503
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$305,316	$330,123

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$842	$439

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For the Company’s operating leases, if the interest rate used to determine the present value of future lease payments it not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended March 31,
	2022	2021
Common stock options	1,531,327	2,758,415
Common stock warrants	7,605,737	8,043,004
Unvested restricted stock units and performance stock units	1,066,872	526,319
Total	10,203,936	11,327,738

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

3.    Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of March 31, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$191,505	$2	$(1,416)	$190,091
Commercial paper	1 year or less	548,407	—	(1,623)	546,784
U.S. Agency bonds	1 years or less	21,000	—	(6)	20,994
U.S. Treasury bills	2 years or less	266,120	—	(2,211)	263,909
		$1,027,032	$2	$(5,256)	$1,021,778

		As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$236,170	$36	$(248)	$235,958
Commercial paper	1 year or less	621,947	127	(95)	621,979
U.S. Agency bonds	1 years or less	58,092	—	—	58,092
U.S. Treasury bills	2 years or less	162,500	—	(272)	162,228
		$1,078,709	$163	$(615)	$1,078,257

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, these investments are carried at fair value. As of March 31, 2022 and December 31, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of March 31, 2022 and December 31, 2021, no allowance for credit losses was recorded. During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

The long-term investment balance of $3.1 million and $8.2 million as of March 31, 2022 and December 31, 2021, respectively, is comprised of 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock. As of March 31, 2022 the investment is carried at fair value which is based on the closing price of ORIC’s common stock on the last trading day of the reporting period; unrealized gains and losses are recorded in other expense, net on the Company’s condensed consolidated statements of operations and comprehensive loss. As of December 31, 2021, the fair value was based on the last trading day of the reporting period and was adjusted for a discount for lack of marketability due to an eighteen-month lock-up period which expired during the first quarter of 2022. The Company currently does not intend to sell ORIC shares within 12 months from March 31, 2022. See Note 4 - Fair Value Measurements.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$11,279	$11,279	$—	$—
Money market funds	293,417	293,417	—	—
Total cash and cash equivalents	304,696	304,696	—	—

Short-term investments:
U.S. Treasury bills	263,909	263,909	—	—
Corporate debt securities	190,091	—	190,091	—
Commercial paper	546,784	—	546,784	—
U.S. Agency bonds	20,994	—	20,994	—
Total short-term investments	1,021,778	263,909	757,869	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	3,141	3,141	—	—

Total	$1,329,615	$571,746	$757,869	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$19,347	$19,347	$—	$—
Money market funds	393,736	393,736	—	—
Total cash and cash equivalents	413,083	413,083	—	—

Short-term investments:
U.S. Treasury bills	162,228	162,228	—	—
Corporate debt securities	235,958	—	235,958	—
Commercial paper	621,979	—	621,979	—
U.S. Agency bonds	58,092	—	58,092	—
Total short-term investments	1,078,257	162,228	916,029	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	8,218	—	—	8,218

Total	$1,499,558	$575,311	$916,029	$8,218

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2022 and December 31, 2021. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

The Company’s long-term investment in ORIC as of December 31, 2021 was considered a Level 3 fair value measurement and utilized a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 69% volatility and an expected term of 0.1 years to determine the discount for lack of marketability of 5.0%. During the three months ended March 31, 2022, the eighteen-month lock-up period expired, and because ORIC common stock is quoted in an active market, it meets the criteria of a Level 1 investment. The Company transferred the investment in ORIC from a Level 3 fair value measurement to a Level 1 fair value measurement. There were no transfers between fair value measurement levels during the year ended December 31, 2021.

The following table represents the change in estimated fair value of the Company’s Level 3 investment during the period:

March 31, 2022
Fair value of Level 3 investment - December 31, 2021	$8,218
Change in fair value	(5,077)
Transfer out of Level 3 to Level 1	(3,141)
Fair value of Level 3 investment - March 31, 2022	$—

5.    Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$11,797	$11,895
Deposits and other receivables	3,036	2,235
Interest receivables	1,810	2,513
	$16,643	$16,643

The other long-term assets balance of $20.6 million as of March 31, 2022 consisted of $20.0 million in deposits paid in connection with the Company's research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company's corporate headquarters. The other long-term assets balance of $19.0 million as of December 31, 2021 consisted of $18.4 million in deposits paid in conjunction with the Company's research and development activities, and $0.6 million for a letter of credit secured by restricted cash in connection with the lease of the Company's corporate headquarters.

6.    Accrued Liabilities and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued clinical expense	$30,411	$29,038
Accrued manufacturing expense	33,318	34,153
Accrued development expense	7,282	10,910
Accrued compensation and benefits	15,559	25,845
Other accrued expenses	9,063	8,549
	$95,633	$108,495

The long-term liabilities balance of $2.6 million as of March 31, 2022, and $2.2 million as of December 31, 2021, consisted primarily of clinical trial-related liabilities.

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

As consideration for the rights granted to BeiGene under the BeiGene Agreement, BeiGene paid the Company a non-refundable, non-creditable up-front fee of $10.0 million. BeiGene is also required to make milestone payments to the Company of up to an aggregate of $123.0 million upon the first achievement of specified clinical, regulatory and sales milestones. The BeiGene Agreement additionally provides that BeiGene is obligated to pay the Company royalties at tiered percentage rates ranging from mid-single digits to twenty percent on annual net sales of licensed products in the BeiGene Licensed Territory, subject to reduction under specified circumstances. The BeiGene Agreement also provides that the Company will supply BeiGene with sitravatinib for use in BeiGene’s development activities in the BeiGene Licensed Territory.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the initial obligation was satisfied in 2020 and, therefore, this $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. The Company recognized revenue when BeiGene obtained control of the goods, over the period of the obligation. No revenue related to this performance obligation was recognized for the three months ended March 31, 2022 and March 31, 2021, respectively.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during the three months ended March 31, 2022 and March 31, 2021, respectively. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2022 or 2021.

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

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, MRTX849 (adagrasib is the provisionally filed name for MRTX849) and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments from inception through March 31, 2022.

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

No expenses were incurred under these agreements with Pfizer for the three months ended March 31, 2022 or 2021, respectively.

ORIC Pharmaceuticals Agreement

Terms of Agreement

On August 3, 2020, the Company entered into a license agreement with ORIC Pharmaceuticals, Inc. (“ORIC”) pursuant to which the Company granted to ORIC an exclusive, worldwide license to develop and commercialize the Company’s allosteric polycomb repressive complex 2 (“PRC2”) inhibitors for all indications (the “ORIC Agreement”). In accordance with the terms of the ORIC Agreement, in exchange for such license, ORIC issued 588,235 shares of its common stock (the “Shares”) to the Company on August 3, 2020. The Shares were issued under a stock issuance agreement entered into between ORIC and the Company, dated August 3, 2020. During the eighteen-month period following the date of the stock issuance agreement, the Company was subject to certain transfer restrictions. ORIC is not obligated to pay the Company milestone payments or royalty payments under the ORIC Agreement.

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

In determining the transaction price, the Company received the Shares as non-cash consideration. The Company allocated the entire transaction price to the distinct performance obligation described above, and the license and related know-how was transferred to ORIC during the third quarter of 2020. Therefore, the Company recognized the entire transaction price of $11.4 million during 2020 and classified the amount as license and collaboration revenues in its condensed consolidated statements of operations and comprehensive loss.

The Shares are carried at fair value and are recorded on the condensed consolidated balance sheet as a long-term investment. Any change in fair value is recorded within other expense, net on the condensed consolidated statements of operations and comprehensive loss.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Zai during the three months ended September 30, 2021 and, therefore during 2021, the Company recognized the full revenue amount of $66.6 million as license and collaboration revenues and $3.3 million as income tax expense in its condensed consolidated statements of operations and comprehensive loss.

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. The Company recognized $0.7 million revenue related to this performance obligation for the three months ended March 31, 2022. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. No milestone payments were earned during the three months ended March 31, 2022. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2022.

8.    Warrants

As of March 31, 2022, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

During the three months ended March 31, 2022, no warrants were exercised. During the three months ended March 31, 2021, 623,821 warrants for shares of the Company's common stock were exercised via cashless exercise, resulting in the issuance of 623,814 shares of common stock.

9.    Commitments and Contingencies

On June 30, 2020, the Company entered into an amended and restated lease agreement (the “Amended and Restated Lease”) for office and laboratory space located in San Diego, California, for the Company’s corporate headquarters. The Amended and Restated Lease supersedes in its entirety the original lease agreement for the Company’s future corporate headquarters dated as of August 22, 2019. The Amended and Restated Lease has a lease term of 12 years (“Lease Term”), unless terminated earlier. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $0.6 million per month following the abatement period, which amount will increase by 3% per year over the Lease Term. The Company also received incentives from the landlord for tenant improvements. During 2020, the underlying asset was available for use by the Company to construct tenant improvements and therefore, the Lease Term was considered to have commenced.

The Amended and Restated Lease is considered to be an operating lease, and the Amended and Restated Lease indicates the interest rate applicable to the lease is 12% and, therefore, the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of March 31, 2022, the condensed consolidated balance sheet includes an operating right-of-use asset of $37.2 million and a total operating lease liability of $48.7 million, of which $2.9 million is considered a current lease liability and included in other accrued expenses, and $45.8 million is included in non-current lease liability. As of December 31, 2021, the consolidated balance sheet includes an operating right-of-use asset of $37.7 million and an operating lease liability of $47.2 million, of which $1.3 million is considered a current lease liability and included in other accrued expenses, and $45.9 million is included in non-current lease liability. For the three months ended March 31, 2022 and 2021, the Company recorded $1.9 million and $2.0 million in operating lease expense, respectively.

As of March 31, 2022, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
2022 - remainder	$1,681
2023	7,844
2024	8,080
2025	8,322
2026	8,572
Thereafter	59,685
Total operating lease payments(†)	94,184
Less: Amount representing interest	(45,533)
Total lease liability	$48,651
____________________
†The Company has an early termination right in 2028 in which the total contractual obligation would be reduced by $41.1 million.

On June 24, 2014, the Company entered into a lease agreement for office and laboratory space located in San Diego, California. The office space under the lease was the Company’s corporate headquarters. The lease commenced in two phases (in July 2014 and March 2015) at a combined total initial monthly rent of $24,100 per month and was subject to a 3% annual rent increase following availability. In addition to such base monthly rent, the Company was obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018, and the Company entered into subsequent amendments to the original lease to extend the lease term to July 2021. All other terms and covenants from the original lease agreement remained unchanged.

10.    Shareholders’ Equity

Sale of Common Stock

In November 2021, the Company sold 3,448,275 shares of its common stock at a public offering price of $145.00 per share. After deducting underwriter discounts, commissions and estimated offering expenses, the Company received net proceeds from the transaction of $474.7 million.

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. As of March 31, 2022, the Company has not offered or sold any shares of common stock pursuant to this sales agreement.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$26,260	$14,534
General and administrative expense	16,645	10,188
	$42,905	$24,722

During the three months ended March 31, 2022, 154,572 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $2.5 million. During the three months ended March 31, 2021, 312,903 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $9.9 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”).

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

MRTX1719 is an internally discovered investigational synthetic lethal PRMT5 inhibitor designed to specifically target the PRMT5/methylthioadensoine (MTA) complex in clinical development.

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

We received U.S. Food and Drug Administration (“FDA”) authorization of our investigational new drug application (“IND”) for adagrasib in November 2018, and, in January 2019, we initiated the dose escalation phase of KRYSTAL-1, a Phase 1/2 multiple expansion cohort clinical trial evaluating adagrasib in patients with advanced solid tumors that harbor KRAS G12C mutations both in monotherapy and in combination with other anticancer therapies. Following single agent dose escalation, the KRYSTAL-1 trial was expanded into multiple cohorts in which adagrasib is being evaluated both in monotherapy and in combination with other compounds in patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation.

In December 2021, we completed our New Drug Application (“NDA”) submission to the FDA for adagrasib for the treatment of patients with previously treated KRAS G12C-mutated NSCLC who have received prior systemic therapy. In February 2022, the FDA accepted the NDA and assigned a Prescription Drug User Fee Action (“PDUFA”) date of December 14, 2022. The NDA is being reviewed by the FDA for Accelerated Approval (Subpart H), which allows for the approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. In addition, this application is being reviewed under the FDA Real-Time Oncology Review pilot program, which aims to explore a more efficient review process that ensures safe and effective treatments are made available to patients as early as possible. Adagrasib has also achieved Breakthrough Therapy Designation as a potential treatment for patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy. The Company also has an Expanded Access Program for adagrasib for the treatment of eligible patients with KRAS G12C-mutated cancers regardless of tumor type in the United States.

The KRYSTAL-1 trial is evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC, the combination of adagrasib and a pan-EGFR inhibitor (afatinib) in patients with advanced NSCLC, and the combination of adagrasib and an anti-EGFR antibody (cetuximab) in patients with CRC. In 2020, we initiated KRYSTAL-2, a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC. In 2021, we initiated KRYSTAL-14, a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SOS1 inhibitor (BI 1701963) in patients with advanced NSCLC, and we initiated KRYSTAL-16, a Phase 1/1b clinical trial evaluating the combination of adagrasib and a CDK4/6 inhibitor (palbociclib) in patients with advanced solid tumors with KRAS G12C mutation. The KRYSTAL-2 and KRYSTAL-14 clinical trials are no longer enrolling patients.

In the fourth quarter of 2021, we announced preliminary results from the Phase 1b cohort of the KRYSTAL-1 trial evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in eight patients with KRAS G12C-mutated first-line NSCLC. The preliminary results support moving forward with a 400mg twice daily dose (“BID”) of adagrasib with full dose pembrolizumab, which is being evaluated in an ongoing Phase 2 clinical trial. The Phase 1b data showed adagrasib 400mg BID plus pembrolizumab had a manageable tolerability profile, with no observed Grade 4 or Grade 5 adverse events. Of the seven patients evaluable for a response as of October 21, 2021, four had a confirmed RECIST-defined partial response and one additional patient, who is still on study, experienced 49% tumor regression in the first scan, which allowed for tumor resection prior to achieving a RECIST-defined confirmed response. The disease control rate (“DCR”) was 100%, with all seven patients exhibiting tumor regression ranging from 37% to 92%. With a median follow up of 9.9 months, five of the seven patients remained on treatment, as of the data cutoff date, and had been on treatment for 8 to 11 months.

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

MRTX1133, a selective KRAS G12D inhibitor

MRTX1133, our lead KRAS G12D compound, has been identified as a clinical development candidate and is an investigational, selective, specific and potent inhibitor of KRAS G12D, and is currently in preclinical development. KRAS G12D mutations have been detected in over 25 different types of cancer, including pancreatic, colon, lung and endometrial adenocarcinoma. The prevalence of cancers harboring KRAS G12D mutations exceeds the prevalence of KRAS G12C positive cancers by greater than two-fold and is an area of significant unmet medical need.

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

In April, we completed enrollment in a Phase 3 clinical trial in 2nd line non-squamous NSCLC patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor or 3rd line non-squamous NSCLC patients who have received chemotherapy followed by a checkpoint inhibitor. The Phase 3 clinical trial is comparing the combination of sitravatinib plus nivolumab randomized to docetaxel. The statistical design of the Phase 3 clinical trial includes an interim analysis of overall survival that we believe, if positive, could support an NDA submission seeking full approval.

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

MRTX1719, a synthetic lethal MTA cooperative PRMT5 inhibitor

MRTX1719, our lead synthetic lethal MTA cooperative PRMT5 inhibitor is an investigational, selective, potent and orally available inhibitor targeting the PRMT5/MTA complex in methylthioadenosine phosphorylase (MTAP)-deleted cancers and is in Phase 1/2 clinical development. The MTAP deletion is present in approximately 10 percent of all cancers and is the most frequently observed gene deletion event (MTAP/CDKN2A) across several cancer types. Cancers with an MTAP deletion, such as pancreatic, lung, and bladder cancers, are associated with a poor prognosis, representing a significant unmet medical need.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes the significant items within our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
License and collaboration revenues	$709	$—	$709

Research and development expenses	$130,976	$104,071	$26,905
General and administrative expenses	53,951	28,350	25,601
Other expense, net	(4,168)	(3,259)	(909)

License and Collaboration Revenues

License and collaboration revenues relate to the Zai Agreement under which Zai was granted an exclusive license to develop, manufacture and commercialize adagrasib in the Zai Licensed Territory, and the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Licensed Territory.

The Company earned $0.7 million revenue during the three months ended March 31, 2022, related to clinical supply revenue under the Zai Agreement. No license or collaboration revenues were recognized during the three months ended March 31, 2021.

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

Our research and development efforts during the three months ended March 31, 2022 and 2021 were focused primarily on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$44,991	$43,407	$1,584
Sitravatinib	16,236	15,577	659
MRTX1719	1,726	—	1,726
Pre-clinical development programs:
MRTX1133	279	2,242	(1,963)
Preclinical and early discovery	7,745	6,153	1,592
Total third-party research and development expenses	70,977	67,379	3,598
Salaries and other employee related expense	24,308	15,043	9,265
Share-based compensation expense	26,260	14,534	11,726
Other research and development costs	9,431	7,115	2,316
Research and development expense	$130,976	$104,071	$26,905

Research and development expenses for the three months ended March 31, 2022 were $131.0 million compared to $104.1 million for the three months ended March 31, 2021. The increase of $26.9 million primarily relates to increases in share-based compensation expense of $11.7 million, salaries and other employee related expense of $9.3 million, third-party research and development expense of $3.6 million, and other research and development expense of $2.3 million. The increase in share-based compensation of $11.7 million, and salaries and other employee related expense of $9.3 million is primarily due to an increase in the number of research and development employees during the three months ended March 31, 2022, compared to the same period in 2021. The increase in third-party research and development expense primarily relates to an increase in expenses associated with development of adagrasib of $1.6 million, MRTX1719 of $1.7 million, preclinical and early discovery program of $1.6 million and sitravatinib of $0.7 million, offset by a decrease in MRTX1133 of $2.0 million. The increase in expenses associated with adagrasib relates to the ongoing clinical trials, which include Phase 1/2, Phase 2 and Phase 3 clinical trials. The costs are comprised largely of manufacturing expenses, including manufacturing costs related to registrational manufacturing batches, CRO fees and other clinical trial-related expenses. The increase in expenses associated with MRTX1719 is because the compound entered the clinic during the three months ended March 31, 2022; the costs are comprised largely of manufacturing expenses and CRO fees. MRTX1719 was designated as a clinical candidate during the second quarter of 2021; prior to this designation, the costs were classified as preclinical and early discovery costs. The increase in preclinical and early discovery costs is primarily due to increased contracted research and development services to support our early discovery efforts. The increase in expenses associated with the development of sitravatinib relates to increased investigator payment expenses and CRO fees to support the expansion of existing sitravatinib clinical trials. The decrease in expense associated with MRTX1133 is primarily due to lower manufacturing expenses, toxicology and contract research and development services. The increase in other research and development costs of $2.3 million is primarily due to increases in professional services expenses, medical communications, travel and software license.

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

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $54.0 million and $28.4 million, respectively, representing an increase of $25.6 million. The increase in expense for the three months ended March 31, 2022 is primarily due to an increase in salaries and other employee related expense of $10.0 million, an increase in professional services expense of $9.6 million, an increase in share-based compensation expense of $6.5 million, and an increase in insurance, rent and other facilities-related costs and other expense of $2.5 million. The increase in salaries and other employee related expense, and share-based compensation expense is primarily due to an increase in the number of general and administrative employees during the three months ended March 31, 2022 compared to the same period in 2021, and is largely driven by commercial readiness activities. The increase in professional services expense is primarily due to an increase in commercial costs as we prepare for a potential product launch and includes market research and professional consulting fees. The increase in facilities, insurance and other expense is primarily due to increased software licensing costs and expensed equipment due to increased headcount, as well as increased director and officer liability insurance expense.

Other Expense, Net

Other expense, net for the three months ended March 31, 2022 was expense of $4.2 million, compared to expense of $3.3 million for the same period in 2021. The increase in expense is due to a decline in the fair value of our long-term investment in ORIC which was acquired in 2020 in connection with the ORIC Agreement.

Liquidity and Capital Resources

As of March 31, 2022, we had $1.3 billion of cash, cash equivalents and short-term investments compared to $1.5 billion as of December 31, 2021. In November 2021, we completed a public offering of our common stock that generated net proceeds of $474.7 million. In July 2021, we received net proceeds of $63.4 million for the up-front fee in connection with the Zai Agreement. In July 2021, we entered into an amended and restated sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million; as of March 31, 2022, no shares have been sold in connection with this amended and restated sales agreement. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Cash Flows for the Three Months Ended March 31, 2022 and 2021

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(160,469)	$(110,416)
Net cash provided by (used in) investing activities	49,555	(455,528)
Net cash provided by financing activities	2,527	9,885
Decrease in cash, cash equivalents and restricted cash	$(108,387)	$(556,059)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $160.5 million, compared to $110.4 million for the same period in 2021, an increase of $50.1 million. Cash used in operating activities during 2022 primarily related to our net loss of $188.4 million, adjusted for non-cash items such as share-based compensation of $42.9 million and net cash outflow from a change in our operating assets and liabilities of $21.7 million. Cash used in operating activities during 2021 primarily related to our net loss of $135.7 million, adjusted for non-cash items such as share-based compensation expense of $24.7 million and net cash outflow from a change in our operating assets and liabilities of $4.7 million.

Net cash provided by (used in) investing activities

For the three months ended March 31, 2022 and 2021, cash provided by or used in investing activities was an inflow of $49.6 million and an outflow of $455.5 million, respectively, due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 was $2.5 million and $9.9 million, respectively, and consisted primarily of proceeds from issuance of common stock under equity incentive plans.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2022.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2022 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II-OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

Item 1A.     Risk Factors

You should carefully consider the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

The clinical development of product candidates is subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities in foreign markets. Product development is a very lengthy and expensive process, and its outcome is inherently uncertain. The product development timeline can vary significantly based upon the product candidate’s novelty and complexity, and the applicable regulatory authority. For example, we are pursuing an expansion strategy to bring our leading product candidate to countries within the European Economic Area (“EEA”) and the United Kingdom (“UK”). The regulatory approval in other countries may include all the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

*We have no experience in clinical or commercial manufacturing and depend on others for the production of our product candidates at suitable levels of quality and quantity. Any problems or delays in the manufacture of our products would have a negative impact on our ability to successfully execute our development and commercialization strategies.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on collaborators and/or third parties for development, scale-up, formulation, optimization, management of clinical trial and commercial scale manufacturing and commercialization. There are no assurances we can scale-up, formulate or manufacture any product candidate in sufficient quantities with acceptable specifications for the conduct of our clinical trials or for the regulatory agencies to grant approval of such product candidate. We have not yet commercialized any products and have no commercial manufacturing experience. To be successful, our products must be properly formulated, scalable, stable and safely manufactured in clinical trial and commercial quantities in compliance with GMP and other regulatory requirements and at acceptable costs. Should any of our suppliers or our collaborators be unable to supply or be delayed in supplying us with sufficient supplies, no assurance can be given that we will be able to find alternative means of supply in a short period of time. Should such parties’ operations suffer a material adverse effect, the manufacturing of our products would also be adversely affected. Furthermore, key raw materials could become scarce or unavailable. There may be a limited number of third parties who can manufacture our products. We may not be able to meet specifications previously established for product candidates during scale-up and manufacturing. In conjunction with the review of our NDA for adagrasib, FDA may be unable to conduct necessary inspections due to pandemic restrictions, and even if they are able to conduct such inspections, may find conditions that prevent approval of our NDA.

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

In some cases, there may be only one or few providers of such services, including manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices (“GCP”) regulations and the investigational plan and protocols contained in the regulatory agency applications. In conjunction with their review of our NDA for adagrasib, FDA will inspect certain of our clinical trial sites for GCP compliance, and any significant GCP violations or data integrity concerns could prevent the approval of our NDA. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency (“EMA”) or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

Many of the organizations which could be considered to be our competitors have substantially more financial and technical resources, more extensive discovery research, preclinical research and development capabilities and greater manufacturing, marketing, distribution, production and human resources than we do. Many of our current or potential competitors have more experience than we do in research, preclinical testing and clinical trials, drug commercialization, manufacturing and marketing, and in obtaining domestic and foreign regulatory approvals. In addition, failure, unacceptable toxicity, lack of sales or disappointing sales or other issues regarding competitors’ products or processes could have a material adverse effect on our product candidates, including our clinical candidates or our lead compounds. Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and brand recognition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA, or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

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

*We have attempted, and may in the future attempt, to obtain FDA approval of adagrasib, sitravatinib or other product candidates through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to await the completion of planned or ongoing clinical trials or conduct additional clinical trials, which could increase the expense of obtaining, and delay the receipt of, necessary approval. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

Our NDA for adagrasib for the treatment of previously-treated KRASG12C-mutated NSCLC is being reviewed by FDA for accelerated approval. We may in the future seek accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose implementing drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule and guidance in

September, 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

•the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals and ownership and investment interests held by such healthcare professionals and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

*We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations, reputational harm, and other adverse business impacts.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023.

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

We devote considerable internal and external resources to implementing security measures to protect our systems and customers but these security measures cannot provide absolute security. We may be unable to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, intellectual property, or sensitive or confidential data about us, our employees, or our customers (including the potential loss or disclosure of such information or data as a result of employee error or other employee actions or inactions, hacking, fraud, social engineering, or other forms of deception) could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $131.0 million and $104.1 million for the three months ended March 31, 2022 and 2021, respectively. Our net loss for the three months ended March 31, 2022 and 2021 were $188.4 million and $135.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $1.9 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the UFDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

As a result, our NOL carryforwards generated in tax years beginning before January 1, 2018 may expire prior to being used. In addition, we believe that we have in the past undergone, and in the future it is possible we may undergo, additional ownership changes that could limit our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs or other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Our Intellectual Property

We may not obtain adequate protection for our products and/or through patents and other intellectual property rights and as such, our competitive advantage in the marketplace may be compromised.

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

Based on the information available to us as of March 31, 2022, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 38% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 10% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker Brothers, or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

MIRATI THERAPEUTICS, INC.

May 4, 2022	by:	/s/ David D. Meek
Chief Executive Officer
(Principal Executive Officer)

May 4, 2022	by:	/s/ Vickie S. Reed
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)