Form 10-Q
period 2022-06-30
Mirati Therapeutics, Inc.
filed 2022-08-03
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 29, 2022, there were 55,609,812 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$265,602	$413,083
Short-term investments	915,726	1,078,257
Other current assets	21,598	16,643
Total current assets	1,202,926	1,507,983
Property and equipment, net	17,163	15,824
Long-term investment	2,635	8,218
Right-of-use asset	36,823	37,680
Other long-term assets	20,243	19,049
Total assets	$1,279,790	$1,588,754
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$24,269	$35,163
Accrued liabilities	94,878	108,495
Total current liabilities	119,147	143,658
Lease liability	45,823	45,879
Other liabilities	2,816	2,179
Total liabilities	167,786	191,716
Commitments and contingencies (see Note 9)
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 55,592,631 and 55,356,904 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	56	55
Additional paid-in capital	3,185,444	3,099,937
Accumulated other comprehensive income	3,357	9,068
Accumulated deficit	(2,076,853)	(1,712,022)
Total shareholders' equity	1,112,004	1,397,038
Total liabilities and shareholders' equity	$1,279,790	$1,588,754
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
License and collaboration revenues	$5,362	$—	$6,071	$—
Total revenue	5,362	—	6,071	—
Expenses
Research and development	128,339	134,575	259,315	238,646
General and administrative	54,228	29,611	108,179	57,961
Total operating expenses	182,567	164,186	367,494	296,607
Loss from operations	(177,205)	(164,186)	(361,423)	(296,607)
Other income (expense), net	760	(2,244)	(3,408)	(5,503)
Net loss	$(176,445)	$(166,430)	$(364,831)	$(302,110)
Unrealized (loss) gain on available-for-sale investments	(909)	145	(5,711)	(158)
Comprehensive loss	$(177,354)	$(166,285)	$(370,542)	$(302,268)
Net loss per share, basic and diluted	$(3.18)	$(3.23)	$(6.57)	$(5.91)
Weighted average common shares outstanding, basic and diluted	55,552,438	51,472,901	55,510,649	51,128,048

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at March 31, 2022	55,511,476	$56	$3,145,368	$4,266	$(1,900,408)	$1,249,282
Net loss	—	—	—	—	(176,445)	(176,445)
Share-based compensation expense	—	—	38,684	—	—	38,684
Issuance of common stock from 2013 Employee Stock Purchase Plan (“ESPP”)	29,891	—	995	—	—	995
Issuance of common stock under equity incentive plans	51,264	—	397	—	—	397
Unrealized loss on investments	—	—	—	(909)	—	(909)
Balance at June 30, 2022	55,592,631	$56	$3,185,444	$3,357	$(2,076,853)	$1,112,004

Three Months Ended June 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at March 31, 2021	51,375,786	$51	$2,515,824	$9,456	$(1,265,918)	$1,259,413
Net loss	—	—	—	—	(166,430)	(166,430)
Share-based compensation expense	—	—	27,969	—	—	27,969
Issuance of common stock from ESPP	9,029	—	1,214	—	—	1,214
Issuance of common stock under equity incentive plans	224,129	1	6,608	—	—	6,609
Unrealized gain on investments	—	—	—	145	—	145
Balance at June 30, 2021	51,608,944	$52	$2,551,615	$9,601	$(1,432,348)	$1,128,920

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2021	55,356,904	$55	$3,099,937	$9,068	$(1,712,022)	$1,397,038
Net loss	—	—	—	—	(364,831)	(364,831)
Share-based compensation expense	—	—	81,589	—	—	81,589
Issuance of common stock from ESPP	29,891	—	995	—	—	995
Issuance of common stock under equity incentive plans	205,836	1	2,923	—	—	2,924
Unrealized loss on investments	—	—	—	(5,711)	—	(5,711)
Balance at June 30, 2022	55,592,631	$56	$3,185,444	$3,357	$(2,076,853)	$1,112,004

Six Months Ended June 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789
Net loss	—	—	—	—	(302,110)	(302,110)
Share-based compensation expense	—	—	52,691	—	—	52,691
Issuance of common stock from ESPP	9,029	—	1,214	—	—	1,214
Issuance of common stock under equity incentive plans	537,032	1	16,493	—	—	16,494
Net exercise of warrants	623,814	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(158)	—	(158)
Balance at June 30, 2021	51,608,944	$52	$2,551,615	$9,601	$(1,432,348)	$1,128,920

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(364,831)	$(302,110)
Non-cash adjustments reconciling net loss to operating cash flows
Change in fair value on long-term investment	5,583	6,682
Depreciation of property and equipment	1,322	705
Amortization of premium and accretion of discounts on investments	1,457	2,225
Share-based compensation expense	81,589	52,691
Loss on disposal of fixed assets	295	—
Changes in operating assets and liabilities:
Other current assets	(4,955)	(68,047)
Other long-term assets	(1,194)	(8,550)
Right-of-use asset	857	1,185
Lease liability	2,905	2,578
Accounts payable, accrued liabilities and other liabilities	(26,989)	108,858
Cash flows used in operating activities	(303,961)	(203,783)
Investing activities:
Purchases of short-term investments	(341,472)	(765,888)
Sales and maturities of short-term investments	496,834	352,258
Purchases of property and equipment	(2,801)	(5,137)
Cash flows provided by (used in) investing activities	152,561	(418,767)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	2,924	16,494
Proceeds from issuances under employee stock purchase plan	995	1,214
Cash flows provided by financing activities	3,919	17,708
Decrease in cash, cash equivalents and restricted cash	(147,481)	(604,842)
Cash, cash equivalents and restricted cash, beginning of period	413,703	886,182
Cash, cash equivalents and restricted cash, end of period	$266,222	$281,340

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$265,602	$280,720
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$266,222	$281,340

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$154	$—

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business

Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”), a wholly owned subsidiary in the Netherlands, Mirati Therapeutics B.V. (“Mirati B.V.”), and a wholly owned subsidiary in Switzerland, Mirati Therapeutics (Suisse) GmbH (“Mirati Suisse”). The Company operates as one business segment, primarily in the United States. The Company’s common stock has been listed on the Nasdaq Global Select Market since June 5, 2018, and was previously listed on the Nasdaq Capital Market since July 15, 2013, under the ticker symbol “MRTX.”

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock options	1,010,399	2,332,008	1,297,818	2,551,743
Common stock warrants	7,605,691	7,605,764	7,605,719	7,823,176
Unvested restricted stock units and performance stock units	1,164,045	605,878	1,115,727	566,318
Total	9,780,135	10,543,650	10,019,264	10,941,237

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

3.    Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of June 30, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$164,422	$—	$(1,633)	$162,789
Commercial paper	1 year or less	478,433	—	(1,482)	476,951
U.S. Agency bonds	2 years or less	9,997	—	(18)	9,979
U.S. Treasury bills	1 year or less	269,016	—	(3,009)	266,007
		$921,868	$—	$(6,142)	$915,726

		As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$236,170	$36	$(248)	$235,958
Commercial paper	1 year or less	621,947	127	(95)	621,979
U.S. Agency bonds	1 year or less	58,092	—	—	58,092
U.S. Treasury bills	2 years or less	162,500	—	(272)	162,228
		$1,078,709	$163	$(615)	$1,078,257

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, these investments are carried at fair value. As of June 30, 2022 and December 31, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of June 30, 2022 and December 31, 2021, no allowance for credit losses was recorded. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

The long-term investment balance of $2.6 million and $8.2 million as of June 30, 2022 and December 31, 2021, respectively, is comprised of 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock. As of June 30, 2022 the investment is carried at fair value which is based on the closing price of ORIC’s common stock on the last trading day of the reporting period; unrealized gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations and comprehensive loss. As of December 31, 2021, the fair value was based on the last trading day of the reporting period and was adjusted for a discount for lack of marketability due to an eighteen-month lock-up period which expired in February 2022. The Company currently does not intend to sell ORIC shares within 12 months from June 30, 2022. See Note 4 - Fair Value Measurements.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$20,095	$20,095	$—	$—
Money market funds	168,071	168,071	—	—
Commercial paper	77,436	—	77,436	—
Total cash and cash equivalents	265,602	188,166	77,436	—

Short-term investments:
U.S. Treasury bills	266,007	266,007	—	—
Corporate debt securities	162,789	—	162,789	—
Commercial paper	476,951	—	476,951	—
U.S. Agency bonds	9,979	—	9,979	—
Total short-term investments	915,726	266,007	649,719	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	2,635	2,635	—	—

Total	$1,183,963	$456,808	$727,155	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$19,347	$19,347	$—	$—
Money market funds	393,736	393,736	—	—
Total cash and cash equivalents	413,083	413,083	—	—

Short-term investments:
U.S. Treasury bills	162,228	162,228	—	—
Corporate debt securities	235,958	—	235,958	—
Commercial paper	621,979	—	621,979	—
U.S. Agency bonds	58,092	—	58,092	—
Total short-term investments	1,078,257	162,228	916,029	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	8,218	—	—	8,218

Total	$1,499,558	$575,311	$916,029	$8,218

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2022 and December 31, 2021. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

The Company’s long-term investment in ORIC as of December 31, 2021 was considered a Level 3 fair value measurement and utilized a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 69% volatility and an expected term of 0.1 years to determine the discount for lack of marketability of 5.0%. In February 2022, the eighteen-month lock-up period expired, and because ORIC common stock is quoted in an active market, it meets the criteria of a Level 1 investment. In February 2022, the Company transferred the investment in ORIC from a Level 3 fair value measurement to a Level 1 fair value measurement.

The following table represents the change in estimated fair value of the Company’s Level 3 investment during the period:

March 31, 2022
Fair value of Level 3 investment - December 31, 2021	$8,218
Change in fair value during the first quarter of 2022	(5,077)
Transfer from Level 3 to Level 1 in February 2022	(3,141)
Fair value of Level 3 investment - March 31, 2022	$—

There were no transfers between fair value measurement levels during the three months ended June 30, 2022. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021.

5.    Other Current Assets and Other Long-Term Assets

Other current assets and other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Other current assets:
Prepaid expenses	$10,935	$11,895
Deposits and other receivables	9,131	2,235
Interest receivables	1,532	2,513
Total other current assets	$21,598	$16,643

Other long-term assets:
Deposits and prepaid expenses	$19,623	$18,429
Restricted cash	620	620
Total other long-term assets	$20,243	$19,049

6.    Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued liabilities:
Accrued clinical expense	$43,922	$29,038
Accrued manufacturing expense	8,617	34,153
Accrued development expense	8,023	10,910
Accrued compensation and benefits	22,049	25,845
Other accrued expenses	7,965	7,208
Lease liability (current)	4,302	1,341
Total accrued liabilities	$94,878	$108,495

Other liabilities	$2,816	$2,179

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation and the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in 2018.

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. No revenue was recognized as license and collaboration revenues related to this performance obligation for the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during the three and six months ended June 30, 2022 and June 30, 2021, respectively. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2022 or 2021.

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

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments from inception through June 30, 2022.

For the three and six months ended June 30, 2022, the Company did not incur expenses under these agreements. For the three and six months ended June 30, 2021, the Company incurred expenses under these agreements with Pfizer of $5.0 million related to initiation of the first Phase 3 trial for adagrasib.

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

The Shares are carried at fair value and are recorded on the condensed consolidated balance sheet as a long-term investment. Any change in fair value is recorded within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. The Company recognized $0.4 million and $1.1 million of revenue related to this performance obligation for the three and six months ended June 30, 2022, respectively. No revenue related to this performance obligation was recognized for the three and six months ended June 30, 2021. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China during the three and six months ended June 30, 2022. No milestone payments were earned during the same period in 2021. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2022 or 2021.

8.    Warrants

As of June 30, 2022, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

During the three and six months ended June 30, 2022, no warrants were exercised. During the three months ended June 30, 2021, no warrants were exercised. During the six months ended June 30, 2021, 623,821 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 623,814 shares of common stock.

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

The Amended and Restated Lease is considered to be an operating lease, and the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of June 30, 2022, the condensed consolidated balance sheet includes an operating right-of-use asset of $36.8 million and a total operating lease liability of $50.1 million, of which $4.3 million is a current lease liability and included in other accrued expenses, and $45.8 million is included in non-current lease liability. As of December 31, 2021, the consolidated balance sheet includes an operating right-of-use asset of $37.7 million and an operating lease liability of $47.2 million, of which $1.3 million is a current lease liability and included in other accrued expenses, and $45.9 million is included in non-current lease liability. For the three and six months ended June 30, 2022, the Company recorded $1.9 million and $3.8 million in operating lease expense, respectively. For the three and six months ended June 30, 2021, the Company recorded $2.0 million and $3.9 million in operating lease expense, respectively.

As of June 30, 2022, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
2022 - remainder	$1,681
2023	7,844
2024	8,080
2025	8,322
2026	8,572
Thereafter	59,685
Total operating lease payments(†)	94,184
Less: Amount representing interest	(44,059)
Total lease liability	$50,125
____________________
†The Company has an early termination right in 2028 in which the total contractual obligation would be reduced by $41.1 million.

On June 24, 2014, the Company entered into a lease agreement for office and laboratory space located in San Diego, California. The office space under the lease was the Company’s corporate headquarters. The initial monthly rent was $24,100 per month and was subject to a 3% annual rent increase. In addition to such base monthly rent, the Company was obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018, and the Company entered into subsequent amendments to the original lease to extend the lease term to July 2021. All other terms and covenants from the original lease agreement remained unchanged.

10.    Shareholders’ Equity

Sale of Common Stock

In November 2021, the Company sold 3,448,275 shares of its common stock at a public offering price of $145.00 per share. After deducting underwriter discounts, commissions and estimated offering expenses, the Company received net proceeds from the transaction of $474.7 million.

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. As of June 30, 2022 and 2021, the Company has not offered or sold any shares of common stock pursuant to this sales agreement.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$22,807	$16,469	$49,067	$31,003
General and administrative expense	15,877	11,500	32,522	21,688
	$38,684	$27,969	$81,589	$52,691

During the three and six months ended June 30, 2022, 51,264 and 205,836 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $0.4 million and $2.9 million, respectively. During the three and six months ended June 30, 2021, 224,129 and 537,032 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $6.6 million and $16.5 million, respectively.

During the three and six months ended June 30, 2022, 29,891 shares of common stock were issued under the Company's ESPP, generating net proceeds of $1.0 million. During three and six months ended June 30, 2021, 9,029 shares of common stock were issued under the Company's ESPP, generating net proceeds of $1.2 million.

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

We have multiple KRAS inhibitor programs. Adagrasib is an investigational, selective, specific, potent and orally available KRAS G12C inhibitor in clinical development as a monotherapy and in combination with other agents. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor in preclinical development.

Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s) and enhance immune responses through the inhibition of immunosuppressive signaling.

MRTX1719 is an investigational synthetic lethal PRMT5 inhibitor designed to specifically target the PRMT5/methylthioadenosine (MTA) complex in clinical development.

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted mitogen-activated protein kinase (MAPK)-pathway inhibitors, and is in preclinical development. In July 2022, we filed an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for MRTX0902.

The Company also has additional preclinical programs of potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach all of our programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

KRAS Inhibitor Programs

The RAS family of genes is the most commonly mutated oncogene, and mutations in this gene family occur in up to approximately 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (approximately 85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Our KRAS inhibitor programs are focused on the discovery and development of small molecule compounds that target KRAS G12C and G12D. We are pursuing development of our KRAS G12C and KRAS G12D inhibitor programs in both single agent and rational combination approaches.

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

We received FDA authorization of our IND for adagrasib in November 2018, and, in January 2019, we initiated the dose escalation phase of KRYSTAL-1, a Phase 1/2 multiple expansion cohort clinical trial evaluating adagrasib in patients with advanced solid tumors that harbor KRAS G12C mutations both in monotherapy and in combination with other anticancer therapies. Following single agent dose escalation, the KRYSTAL-1 trial was expanded into multiple cohorts in which adagrasib is being evaluated both in monotherapy and in combination with other compounds in patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation.

In December 2021, we completed our New Drug Application (“NDA”) submission to the FDA for adagrasib for the treatment of patients with previously treated KRAS G12C-mutated NSCLC who have received prior systemic therapy. In February 2022, the FDA accepted the NDA and assigned a Prescription Drug User Fee Action (“PDUFA”) date of December 14, 2022. The NDA is being reviewed by the FDA for Accelerated Approval (Subpart H), which allows for the approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. In addition, this application is being reviewed under the FDA Real-Time Oncology Review pilot program, which aims to explore a more efficient review process that ensures safe and effective treatments are made available to patients as early as possible. Adagrasib has also achieved Breakthrough Therapy Designation as a potential treatment for patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy. The Company also has an Expanded Access Program for adagrasib for the treatment of eligible patients with KRAS G12C-mutated cancers regardless of tumor type in the United States. In April 2022, we submitted a Marketing Authorization Application to the European Medicines Agency (“EMA”) for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy.

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

On June 3, 2022, we presented results from the registration-enabling Phase 2 cohort of KRYSTAL-1 study, evaluating adagrasib at 600mg BID in patients with NSCLC harboring the KRASG12C mutation who have received at least one prior systemic therapy.

•As of October 15, 2021, 116 patients were enrolled and treated in the study. Of the patients enrolled, 98% had prior treatment with a PD-1/L1 inhibitor following or in combination with chemotherapy. Median follow up was 12.9 months.

•Of the patients evaluable for response (n=112), initial results showed that the objective response rate (ORR) by Blinded Independent Central Review (BICR) was 43%, the DCR was 80%, the median duration of response (DOR) was 8.5 months (95% confidence interval [CI]: 6.2 – 13.8), and the median progression-free survival (PFS) was 6.5 months (95% CI: 4.7 – 8.4).

•With a January 15, 2022 data cutoff, the median overall survival (OS) was 12.6 months (95% CI: 9.2 – 19.2).

•The safety profile of adagrasib in this study was consistent with prior reports and no new safety signals were observed. The most frequent treatment related adverse events (TRAEs) included gastrointestinal events and fatigue. The majority of TRAEs were Grade 1–2 (53%) with Grade 3–4 TRAEs observed in 43% of patients. Two Grade 5 TRAEs were observed. TRAEs led to discontinuation of therapy in only 7% of patients.

In addition to these results, the Company reported findings from a pooled analysis in a total of 132 NSCLC patients from the KRYSTAL-1 study, including the registrational Phase 2 and Phase 1/1b cohorts evaluating adagrasib at a dose of 600mg BID.

•As of October 15, 2021, results from this pooled analysis showed an ORR of 44% and a DCR of 81% based on blinded independent central review. The median DOR was 12.5 months and the median PFS was 6.9 months.

•With a January 15, 2022 data cutoff and a median duration of follow-up of 15.9 months, the median OS was 14.1 months.

•The safety and tolerability observed in this pooled analysis was consistent with what was reported with the Phase 2 cohort of KRYSTAL-1 noted above.

On June 6, 2022, we announced results of a prospective analysis from the Phase 1b cohort of the KRYSTAL-1 study evaluating intracranial (IC) responses of adagrasib in patients with KRAS G12C-mutated NSCLC with active and untreated central nervous system (CNS) metastases. With a median follow up of 6.6 months, twenty-five patients with active, untreated CNS metastases were enrolled in the study and treated with adagrasib 600 mg BID, as of data cutoff date of December 2021. Of the radiographically evaluable patients (n=19), results showed an IC objective response rate of 32% by modified response assessment in neuro-oncology-brain metastases (modified RANO-BM) by blinded independent central review. Three patients achieved a complete response and three patients achieved a partial response. The IC disease control rate was 84%, and concordance of disease control between systemic and IC responses was 88%.

On June 6, 2022, we also provided updated results from the Phase 1b cohort of the KRYSTAL-1 trial evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in eight patients with KRAS G12C-mutated first-line NSCLC. The Phase 1b data showed adagrasib 400mg BID plus pembrolizumab had a manageable tolerability profile with no TRAEs leading to dose discontinuation. Of the seven patients evaluable for a response as of January 15, 2022, four had a confirmed RECIST-defined partial response and one additional patient, who is still on study, experienced 49% tumor regression in the first scan, which allowed for tumor resection prior to achieving a RECIST-defined confirmed response. The disease control rate (“DCR”) was 100%, with all seven patients exhibiting tumor regression ranging from 37% to 81%. With a median duration of treatment of 12.9 months, four of the seven patients remained on treatment, as of the data cutoff date, and neither the median DOR nor median PFS had been reached.

In December 2020, we initiated KRYSTAL-7, the Phase 2 clinical trial includes the evaluation of the combination of adagrasib at 400mg BID with a PD-1 inhibitor (pembrolizumab) in patients with first-line NSCLC stratified by <1% Tumor Proportion Score (“TPS”) score and ≥1% TPS score.

On June 6, 2022, we presented early front-line data from the Phase 2 combination cohorts of the KRYSTAL-7 trial. The TRAEs, including liver function assessments, were consistent with what has been reported with monotherapy treatment with either adagrasib or pembrolizumab. There were no Grade 5 TRAEs and only one patient discontinued due to a TRAE. The overall response rate was 77% (7/9) in patients with PD-L1 TPS ≥ 50%, and 50% (4/8) in patients with PD-L1 TPS 1 – 49%. No responders had yet been observed in 4 patients with PD-L1 TPS <1, all of who had been on treatment for less than two months.

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

Adagrasib Development in Collaboration with Zai Lab Ltd. (“Zai”)

In May 2021, we entered into a Collaboration and License Agreement with Zai (the “Zai Agreement”). Under the Zai Agreement, we granted Zai the right to research, develop, manufacture and exclusively commercialize adagrasib in all indications in China, Macau, Hong Kong and Taiwan (collectively, the “Zai Licensed Territory”), with Mirati retaining exclusive rights for the development, manufacture and commercialization of adagrasib outside the Zai Territory and certain co-commercialization, manufacture, and development rights in the Zai Licensed Territory. In June 2022, Zai initiated the first pivotal clinical trial of adagrasib for the first indication in China.

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

On October 25, 2020 we announced initial preclinical in vivo data from MRTX1133. Based on preclinical analyses, MRTX1133 has a projected human half-life of approximately 50 hours and exhibits a low propensity for drug interactions or off-target pharmacology. MRTX1133 demonstrated tumor regression in multiple in vivo tumor models, including pancreatic and colorectal cancers. MRTX1133 has a low predicted target plasma concentration, based on its potency and high unbound fraction, and our goal is to achieve near complete and sustained target inhibition and maximal anti-tumor activity. We are pursuing a long-acting IV injectable drug product, including liposome-based formulations, that are designed to optimize and extend the duration of KRAS G12D target inhibition. In addition, we have identified strategies to develop oral dose forms that enhance the oral absorption of MRTX1133. We are presently in process of conducting IND-enabling studies for both IV and oral formulations.

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

MRTX0902, a selective SOS1 inhibitor

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted RAS/mitogen-activated protein kinase (MAPK)-pathway and/or receptor tyrosine kinase (RTK) inhibitors. MRTX0902 disrupts the KRAS-SOS1 interaction and shifts the equilibrium of KRAS from an active to inactive state. The SOS protein is a guanine nucleotide exchange factor (GEF) that facilitates the ability of KRAS to turnover from its GDP-loaded “off” state to its GTP-loaded “on” state, a critical step to enable productive KRAS effector binding and activation of downstream signaling. MRTX0902 has the potential to limit cancer growth arising from a variety of mutations (e.g. KRAS or EGFR) that result in activation of the KRAS pathway. MRTX0902 exhibits favorable potency, selectivity and oral exposure characteristics and shows improved anti-tumor efficacy in combination with inhibitors of KRAS, MEK, and EGFR in pre-clinical models. In July 2022, we filed an IND with the FDA for MRTX0902.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
License and collaboration revenues	$5,362	$—	$5,362	$6,071	$—	$6,071

Research and development expenses	$128,339	$134,575	$(6,236)	$259,315	$238,646	$20,669
General and administrative expenses	54,228	29,611	24,617	108,179	57,961	50,218
Other income (expense), net	760	(2,244)	3,004	(3,408)	(5,503)	2,095

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

The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China, and $0.4 million and $1.1 million revenue related to clinical supply revenue under the Zai Agreement during the three and six months ended June 30, 2022, respectively. No license or collaboration revenues were recognized during the three and six months ended June 30, 2021.

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

Our research and development efforts during the three and six months ended June 30, 2022 and 2021 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2022	2021		2022	2021
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$43,735	$68,898	$(25,163)	$88,726	$112,305	$(23,579)
Sitravatinib	15,598	16,806	(1,208)	31,834	32,382	(548)
MRTX1719	1,921	655	1,266	3,647	655	2,992
Pre-clinical development programs	9,031	8,775	256	17,055	17,170	(115)
Total third-party research and development expenses	70,285	95,134	(24,849)	141,262	162,512	(21,250)
Salaries and other employee related expense	24,470	15,793	8,677	48,778	30,836	17,942
Share-based compensation expense	22,807	16,469	6,338	49,067	31,003	18,064
Other research and development costs	10,777	7,179	3,598	20,208	14,295	5,913
Research and development expense	$128,339	$134,575	$(6,236)	$259,315	$238,646	$20,669

Research and development expenses for the three and six months ended June 30, 2022 were $128.3 million and $259.3 million compared to $134.6 million and $238.6 million, for the same periods in 2021, respectively.

The decrease of $6.2 million for the three months ended June 30, 2022 compared to 2021 was primarily related to a decrease in manufacturing costs that occurred after our 2021 NDA filing for the adagrasib program, offset by increases in headcount-related costs, including share-based compensation, due to increased headcount associated with the growth of our portfolio.

The increase of $20.7 million for the six months ended June 30, 2022 compared to 2021 was primarily related to increases in headcount-related costs, including share-based compensation, due to increased headcount associated with the growth of our portfolio, offset by a decrease in manufacturing costs that occurred after our 2021 NDA filing for the adagrasib program.

At this time, due to the risks inherent in the clinical development process and product development programs we are unable to estimate with any certainty the costs we will incur in the continued development of adagrasib and sitravatinib, MRTX1719, MRTX0902 and MRTX1133 and any of our other preclinical and early discovery programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing adagrasib, sitravatinib, MRTX1719, MRTX0902 and MRTX1133 or any of our other preclinical programs into more advanced stages of clinical development.

General and administrative expenses

General and administrative expenses consist of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, commercial and support functions. Other general and administrative expenses include commercial readiness activities, professional fees for auditing, tax, consulting and patent-related services, rent and utilities and insurance.

General and administrative expenses for the three and six months ended June 30, 2022 were $54.2 million and $108.2 million, compared to $29.6 million and $58.0 million, for the same periods in 2021, respectively. The increase in both the three and six months ended were primarily due to an increase in commercial readiness costs, including increases in headcount-related costs, as we prepare for a potential product launch.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2022 was income of $0.8 million, compared to expense of $2.2 million for the same period in 2021. The increase in income is primarily due to an increase of $1.1 million in interest income mainly due to higher interest rates, and an increase of $2.2 million in the fair value of our long-term investment in ORIC which was acquired in 2020 in connection with the ORIC Agreement, during the three months ended June 30, 2022 compared to the same period in 2021.

Other expense, net for the six months ended June 30, 2022 was expense of $3.4 million, compared to expense of $5.5 million for the same period in 2021. The decrease in expense is primarily due to an increase of $1.3 million in interest income mainly due to higher interest rates, and an increase of $1.0 million in the fair value on the long-term investment in ORIC, during the six months ended June 30, 2022 compared to the same period in 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had $1.2 billion of cash, cash equivalents and short-term investments compared to $1.5 billion as of December 31, 2021. In 2021, we received net proceeds of $474.7 million from public offerings and $68.4 million relating to upfront license and milestone payments in connection with collaboration agreements. In July 2021, we entered into an amended and restated sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million; as of June 30, 2022, no shares have been sold in connection with this amended and restated sales agreement. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Cash Flows for the Six Months Ended June 30, 2022 and 2021

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(303,961)	$(203,783)
Net cash provided by (used in) investing activities	152,561	(418,767)
Net cash provided by financing activities	3,919	17,708
Decrease in cash, cash equivalents and restricted cash	$(147,481)	$(604,842)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $304.0 million, compared to $203.8 million for the same period in 2021, an increase of $100.2 million. Cash used in operating activities during 2022 primarily related to our net loss of $364.8 million, adjusted for non-cash items such as share-based compensation of $81.6 million and net cash outflow from a change in our operating assets and liabilities of $29.4 million. Cash used in operating activities during 2021 primarily related to our net loss of $302.1 million, adjusted for non-cash items such as share-based compensation expense of $52.7 million and net cash inflow from a change in our operating assets and liabilities of $36.0 million.

Net cash provided by (used in) investing activities

For the six months ended June 30, 2022 and 2021, cash provided by or used in investing activities was an inflow of $152.6 million and an outflow of $418.8 million, respectively, due to purchases of short-term investments and property and equipment, offset by sales and maturities of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 was $3.9 million and $17.7 million, respectively, and consisted primarily of proceeds from issuance of common stock under equity incentive plans.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2022.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2022 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Adagrasib is in Phase 3 and Phase 1/2 clinical trials, sitravatinib is in a Phase 3 clinical trial, and Phase 1/2 clinical trials, MRTX1719 is in a Phase 1 clinical trial, and MRTX1133 is in preclinical development. Our NDA for adagrasib for the treatment of patients with NSCLC harboring the KRASG12C mutation who have received at least one prior systemic therapy is under review by FDA with a PDUFA date of December 14, 2022. In April 2022, we submitted a Marketing Authorization Application to the EMA for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, continued build out of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

Other than our adagrasib NDA, we have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval for the companion diagnostics to be used with our product candidates, if required, and upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on collaborators and/or third parties for development, scale-up, formulation, optimization, management of clinical trial and commercial scale manufacturing and commercialization. There are no assurances we can scale-up, formulate or manufacture any product candidate in sufficient quantities with acceptable specifications for the conduct of our clinical trials or for the regulatory agencies to grant approval of such product candidate. We have not yet commercialized any products and have no commercial manufacturing experience. To be successful, our products must be properly formulated, scalable, stable and safely manufactured in clinical trial and commercial quantities in compliance with GMP and other regulatory requirements and at acceptable costs. Should any of our suppliers or our collaborators be unable to supply or be delayed in supplying us with sufficient supplies, no assurance can be given that we will be able to find alternative means of supply in a short period of time. Should such parties’ operations suffer a material adverse effect, the manufacturing of our products would also be adversely affected. Furthermore, key raw materials could become scarce or unavailable. There may be a limited number of third parties who can manufacture our products. We may not be able to meet specifications previously established for product candidates during scale-up and manufacturing. In conjunction with the review of our NDA for adagrasib, the FDA has begun conducting inspections, however they may still be unable to conduct all necessary inspections due to pandemic restrictions, and even if they are able to conduct such inspections, may find conditions that prevent approval of our NDA.

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

In some cases, there may be only one or few providers of such services, including manufacturing services. In addition, the cost of such services could increase significantly over time. We rely on third parties as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities, but does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practices (“GCP”) regulations and the investigational plan and protocols contained in the regulatory agency applications. In conjunction with their review of our NDA for adagrasib, FDA will inspect certain of our clinical trial sites for GCP compliance, and any significant GCP violations or data integrity concerns could prevent the approval of our NDA. In addition, these third parties may not complete activities on schedule or may not manufacture compounds under GMP conditions. Preclinical studies may not be performed or completed in accordance with good laboratory practices, regulatory requirements or our trial design. If we or our CROs fail to comply with GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $128.3 million and $134.6 million for the three months ended June 30, 2022 and 2021, respectively, and $259.3 million and $238.6 million for the six months ended June 30, 2022 and 2021, respectively. Our net loss for the three months ended June 30, 2022 and 2021 were $176.4 million and $166.4 million, respectively, and $364.8 million and $302.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $2.1 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the UFDA or any foreign regulatory agency, such as the

EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

Based on the information available to us as of June 30, 2022, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 32% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 10% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker

Brothers, or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018).
10.1	Employment Agreement, dated April 7, 2022, by and between the Registrant and Laurie D. Stelzer
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
99.1
2022 Equity Incentive Plan (as approved by the Registrant’s Stockholders May 12, 2022), Form of Stock Option Grant Notice and Stock Option Agreement, Form of RSU Grant Notice with Sell to Cover Election and Award Agreement, and Form of RSU Grant Notice and Award Agreement, thereunder (incorporated by reference to Mirati Therapeutics, Inc.'s Current Report on Form S-8, filed with the Securities and Exchange Commission on May 20, 2022).

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

MIRATI THERAPEUTICS, INC.

August 3, 2022	by:	/s/ David D. Meek
Chief Executive Officer
(Principal Executive Officer)

August 3, 2022	by:	/s/ Laurie D. Stelzer
Chief Financial Officer
(Principal Financial Officer)