Form 10-Q
period 2022-09-30
Mirati Therapeutics, Inc.
filed 2022-11-08
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 3, 2022, there were 57,586,881 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$298,843	$413,083
Short-term investments	902,149	1,078,257
Other current assets	24,792	16,643
Total current assets	1,225,784	1,507,983
Property and equipment, net	17,900	15,824
Long-term investment	1,882	8,218
Right-of-use asset	36,460	37,680
Other long-term assets	21,058	19,049
Total assets	$1,303,084	$1,588,754
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,452	$35,163
Accrued liabilities	107,534	108,495
Total current liabilities	126,986	143,658
Lease liability	44,093	45,879
Other liabilities	2,951	2,179
Total liabilities	174,030	191,716
Commitments and contingencies (see Note 9)
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 57,568,769 and 55,356,904 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	58	55
Additional paid-in capital	3,385,539	3,099,937
Accumulated other comprehensive (loss) income	(6,129)	9,068
Accumulated deficit	(2,250,414)	(1,712,022)
Total shareholders' equity	1,129,054	1,397,038
Total liabilities and shareholders' equity	$1,303,084	$1,588,754
See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
License and collaboration revenues	$5,431	$71,793	$11,502	$71,793
Total revenue	5,431	71,793	11,502	71,793
Expenses
Research and development	131,076	116,109	390,391	354,755
General and administrative	60,798	35,183	168,977	93,144
Total operating expenses	191,874	151,292	559,368	447,899
Loss from operations	(186,443)	(79,499)	(547,866)	(376,106)
Other income (expense), net	13,136	2,744	9,728	(2,759)
Loss before income taxes	(173,307)	(76,755)	(538,138)	(378,865)
Income tax expense	254	3,299	254	3,299
Net loss	$(173,561)	$(80,054)	$(538,392)	$(382,164)
Foreign currency translation adjustment	(9,485)	—	(9,485)	—
Unrealized loss on available-for-sale investments	(1)	(6)	(5,712)	(164)
Comprehensive loss	$(183,047)	$(80,060)	$(553,589)	$(382,328)
Net loss per share, basic and diluted	$(3.09)	$(1.55)	$(9.66)	$(7.45)
Weighted average common shares outstanding, basic and diluted	56,219,416	51,655,259	55,747,205	51,305,547

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at June 30, 2022	55,592,631	$56	$3,185,444	$3,357	$(2,076,853)	$1,112,004
Net loss	—	—	—	—	(173,561)	(173,561)
Issuance of common stock under ATM, net of issuance costs	1,880,097	2	155,009	—	—	155,011
Share-based compensation expense	—	—	42,992	—	—	42,992
Issuance of common stock under equity incentive plans	96,041	—	2,094	—	—	2,094
Unrealized loss on investments	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	(9,485)	—	(9,485)
Balance at September 30, 2022	57,568,769	$58	$3,385,539	$(6,129)	$(2,250,414)	$1,129,054

Three Months Ended September 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at June 30, 2021	51,608,944	$52	$2,551,615	$9,601	$(1,432,348)	$1,128,920
Net loss	—	—	—	—	(80,054)	(80,054)
Share-based compensation expense	—	—	26,933	—	—	26,933
Issuance of common stock under equity incentive plans	158,139	—	8,232	—	—	8,232
Unrealized loss on investments	—	—	—	(6)	—	(6)
Balance at September 30, 2021	51,767,083	$52	$2,586,780	$9,595	$(1,512,402)	$1,084,025

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2021	55,356,904	$55	$3,099,937	$9,068	$(1,712,022)	$1,397,038
Net loss	—	—	—	—	(538,392)	(538,392)
Issuance of common stock under ATM, net of issuance costs	1,880,097	2	155,009	—	—	155,011
Share-based compensation expense	—	—	124,581	—	—	124,581
Issuance of common stock from ESPP	29,891	—	995	—	—	995
Issuance of common stock under equity incentive plans	301,877	1	5,017	—	—	5,018
Unrealized loss on investments	—	—	—	(5,712)	—	(5,712)
Foreign currency translation adjustment	—	—	—	(9,485)	—	(9,485)
Balance at September 30, 2022	57,568,769	$58	$3,385,539	$(6,129)	$(2,250,414)	$1,129,054

Nine Months Ended September 30, 2021
	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789
Net loss	—	—	—	—	(382,164)	(382,164)
Share-based compensation expense	—	—	79,624	—	—	79,624
Issuance of common stock from ESPP	9,029	—	1,214	—	—	1,214
Issuance of common stock under equity incentive plans	695,171	1	24,725	—	—	24,726
Net exercise of warrants	623,814	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(164)	—	(164)
Balance at September 30, 2021	51,767,083	$52	$2,586,780	$9,595	$(1,512,402)	$1,084,025

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(538,392)	$(382,164)
Non-cash adjustments reconciling net loss to operating cash flows
Change in fair value on long-term investment	6,336	4,376
Depreciation of property and equipment	2,038	1,219
Amortization of premium and accretion of discounts on investments	(151)	3,503
Share-based compensation expense	124,581	79,624
Loss on disposal of fixed assets	294	—
Foreign currency adjustments	(9,485)	—
Changes in operating assets and liabilities:
Other current assets	(8,149)	(3,939)
Other long-term assets	(2,009)	(9,218)
Right-of-use asset	1,220	1,718
Lease liability	4,039	3,927
Accounts payable, accrued liabilities and other liabilities	(22,092)	50,139
Cash flows used in operating activities	(441,770)	(250,815)
Investing activities:
Purchases of short-term investments	(719,371)	(1,059,140)
Sales and maturities of short-term investments	889,918	648,223
Purchases of property and equipment	(4,041)	(7,146)
Cash flows provided by (used in) investing activities	166,506	(418,063)
Financing activities:
Proceeds from issuance of common stock under ATM, net of issuance costs	155,011	—
Proceeds from issuance of common stock under equity incentive plans	5,018	24,726
Proceeds from issuances under employee stock purchase plan	995	1,214
Cash flows provided by financing activities	161,024	25,940
Decrease in cash, cash equivalents and restricted cash	(114,240)	(642,938)
Cash, cash equivalents and restricted cash, beginning of period	413,703	886,182
Cash, cash equivalents and restricted cash, end of period	$299,463	$243,244

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$298,843	$242,624
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$299,463	$243,244

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$367	$279

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business

Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a clinical-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly owned subsidiary in the Netherlands, Mirati Therapeutics B.V. (“Mirati B.V.”), and a wholly owned subsidiary in Switzerland, Mirati Therapeutics (Suisse) GmbH (“Mirati Suisse”). The Company's wholly-owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”), was reorganized in August 2022 and is in the process of formally dissolving. As a result of the reorganization, the Company recognized a gain of $9.5 million within other income during the quarter ended September 30, 2022, which represented the cumulative foreign currency translation gain within accumulated other comprehensive income. The Company operates as one business segment, primarily in the United States. The Company’s common stock has been listed on the Nasdaq Global Select Market since June 5, 2018, and was previously listed on the Nasdaq Capital Market since July 15, 2013, under the ticker symbol “MRTX.”

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

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For the Company’s operating leases, if the interest rate used to determine the present value of future lease payments is not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options	1,178,854	2,244,669	1,260,178	2,445,016
Common stock warrants	7,605,708	7,605,764	7,605,716	7,749,909
Unvested restricted stock units and performance stock units	1,872,911	658,971	1,399,300	597,542
Total	10,657,473	10,509,404	10,265,194	10,792,467

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

3.    Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of September 30, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$132,604	$—	$(1,470)	$131,134
Commercial paper	1 year or less	521,843	21	(1,472)	520,392
U.S. Agency bonds	2 years or less	40,926	—	(294)	40,632
U.S. Treasury bills	1 year or less	212,931	—	(2,940)	209,991
		$908,304	$21	$(6,176)	$902,149

		As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$236,170	$36	$(248)	$235,958
Commercial paper	1 year or less	621,947	127	(95)	621,979
U.S. Agency bonds	1 year or less	58,092	—	—	58,092
U.S. Treasury bills	2 years or less	162,500	—	(272)	162,228
		$1,078,709	$163	$(615)	$1,078,257

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, these investments are carried at fair value. As of September 30, 2022 and December 31, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of September 30, 2022 and December 31, 2021, no allowance for credit losses was recorded. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

The long-term investment balance of $1.9 million and $8.2 million as of September 30, 2022 and December 31, 2021, respectively, is comprised of 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock. As of September 30, 2022 the investment is carried at fair value which is based on the closing price of ORIC’s common stock on the last trading day of the reporting period. The Company recorded a loss of $0.8 million and $6.3 million in other income (expense) for the three and nine months ended September 30, 2022, respectively. The Company recorded a gain of $2.3 million and a loss of $4.4 million in other income (expense) for the three and nine months ended September 30, 2021, respectively. As of December 31,

2021, the fair value was based on the last trading day of the reporting period and was adjusted for a discount for lack of marketability due to an eighteen-month lock-up period which expired in February 2022. The Company currently does not intend to sell ORIC shares within 12 months from September 30, 2022. See Note 4 - Fair Value Measurements.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$125,310	$125,310	$—	$—
Money market funds	125,656	125,656	—	—
Commercial paper	47,877	—	47,877	—
Total cash and cash equivalents	298,843	250,966	47,877	—

Short-term investments:
U.S. Treasury bills	209,991	209,991	—	—
Corporate debt securities	131,134	—	131,134	—
Commercial paper	520,392	—	520,392	—
U.S. Agency bonds	40,632	—	40,632	—
Total short-term investments	902,149	209,991	692,158	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	1,882	1,882	—	—

Total	$1,202,874	$462,839	$740,035	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$19,347	$19,347	$—	$—
Money market funds	393,736	393,736	—	—
Total cash and cash equivalents	413,083	413,083	—	—

Short-term investments:
U.S. Treasury bills	162,228	162,228	—	—
Corporate debt securities	235,958	—	235,958	—
Commercial paper	621,979	—	621,979	—
U.S. Agency bonds	58,092	—	58,092	—
Total short-term investments	1,078,257	162,228	916,029	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	8,218	—	—	8,218

Total	$1,499,558	$575,311	$916,029	$8,218

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2022 and December 31, 2021. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

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

The following table represents the change in estimated fair value of the Company’s Level 3 investment during 2022:

March 31, 2022
Fair value of Level 3 investment - December 31, 2021	$8,218
Change in fair value during the first quarter of 2022	(5,077)
Transfer from Level 3 to Level 1 in February 2022	(3,141)
Fair value of Level 3 investment - March 31, 2022	$—

There were no transfers between fair value measurement levels during the three months ended September 30, 2022. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021.

5.    Other Current Assets and Other Long-Term Assets

Other current assets and other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Other current assets:
Prepaid expenses	$15,700	$11,895
Deposits and other receivables	7,407	2,235
Interest receivables	1,685	2,513
Total other current assets	$24,792	$16,643

Other long-term assets:
Deposits and prepaid expenses	$20,438	$18,429
Restricted cash	620	620
Total other long-term assets	$21,058	$19,049

6.    Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued liabilities:
Accrued clinical expense	$48,003	$29,038
Accrued manufacturing expense	10,763	34,153
Accrued development expense	6,531	10,910
Accrued compensation and benefits	28,563	25,845
Lease liability (current)	7,166	1,341
Other accrued expenses	6,508	7,208
Total accrued liabilities	$107,534	$108,495

Other liabilities	$2,951	$2,179

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

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. No revenue was recognized as license and collaboration revenues related to this performance obligation for the three and nine months ended September 30, 2022. The Company recognized $0.1 million as license and collaboration revenues related to this performance obligation for the three and nine months ended September 30, 2021.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during the three and nine months ended September 30, 2022. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial in the BeiGene Licensed Territory during the three and nine months ended September 30, 2021. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2022 or 2021.

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

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments from inception through September 30, 2022.

For the three and nine months ended September 30, 2022, the Company did not incur expenses under these agreements. For the three months ended September 30, 2021, the Company did not incur expense under these agreements. For the nine months ended September 30, 2021, the Company incurred expenses under these agreements with Pfizer of $5.0 million related to initiation of the first Phase 3 trial for adagrasib.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. The Company recognized $0.3 million and $1.4 million of revenue related to this performance obligation for the three and nine months ended September 30, 2022, respectively. No revenue related to this performance obligation was recognized for the three and nine months ended September 30, 2021. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China and recognized $0.3 million as income tax expense during the three months ended September 30, 2022. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China and a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China and recognized $0.3 million as income tax expense during the nine months ended September 30, 2022. No milestone payments were earned during the same period in 2021. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2022 or 2021.

8.    Warrants

As of September 30, 2022, the following warrants for common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

During the three and nine months ended September 30, 2022, no warrants were exercised. During the three months ended September 30, 2021, no warrants were exercised. During the nine months ended September 30, 2021, 623,821 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 623,814 shares of common stock.

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

The Amended and Restated Lease is considered to be an operating lease, and the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of September 30, 2022, the condensed consolidated balance sheet includes an operating right-of-use asset of $36.5 million and a total operating lease liability of $51.3 million, of which $7.2 million is a current lease liability and included in other accrued expenses, and $44.1 million is included in non-current lease liability. As of December 31, 2021, the consolidated balance sheet includes an operating right-of-use asset of $37.7 million and an operating lease liability of $47.2 million, of which $1.3 million is a current lease liability and included in other accrued expenses, and $45.9 million is included in non-current lease liability. For the three and nine months ended September 30, 2022, the Company recorded $2.0 million and $5.7 million in operating lease expense, respectively. For the three and nine months ended September 30, 2021, the Company recorded $1.9 million and $5.9 million in operating lease expense, respectively.

As of September 30, 2022, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
2022 - remainder	$1,298
2023	7,844
2024	8,080
2025	8,322
2026	8,572
Thereafter	59,685
Total operating lease payments(†)	93,801
Less: Amount representing interest	(42,541)
Total lease liability	$51,260
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

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. During the three and nine months ended September 30, 2022, the Company sold 1,880,097 shares of common stock under this sales agreement generating net proceeds of $155.0 million. As of September 30, 2022, the Company has sold 1,880,097 shares of common stock under this sales agreement. As of September 30, 2021, no shares of common stock were sold pursuant to this agreement.

Share-based Compensation

Total share-based compensation expense by statement of operations and comprehensive loss classification is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$28,276	$15,701	$77,343	$46,704
General and administrative expense	14,716	11,232	47,238	32,920
	$42,992	$26,933	$124,581	$79,624

During the three and nine months ended September 30, 2022, 96,041 and 301,877 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $2.1 million and $5.0 million, respectively. During the three and nine months ended September 30, 2021, 158,139 and 695,171 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $8.2 million and $24.7 million, respectively.

During the nine months ended September 30, 2022, 29,891 shares of common stock were issued under the Company's ESPP, generating net proceeds of $1.0 million. During the nine months ended September 30, 2021, 9,029 shares of common stock were issued under the Company's ESPP, generating net proceeds of $1.2 million.

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

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted mitogen-activated protein kinase (MAPK)-pathway inhibitors, and is in preclinical development. In July 2022, we filed an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for MRTX0902 and received Notice to Proceed authorization from FDA in August 2022.

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

The KRYSTAL-1 trial is evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in patients with NSCLC, the combination of adagrasib and a pan-EGFR inhibitor (afatinib) in patients with advanced NSCLC, and the combination of adagrasib and an anti-EGFR antibody (cetuximab) in patients with CRC. In 2020, we initiated KRYSTAL-2, a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC. In 2021, we initiated KRYSTAL-14, a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SOS1 inhibitor (BI 1701963) in patients with advanced NSCLC, and we initiated KRYSTAL-16, a Phase 1/1b clinical trial evaluating the combination of adagrasib and a CDK4/6 inhibitor (palbociclib) in patients with advanced solid tumors with KRAS G12C mutation. The KRYSTAL-2, KRYSTAL-14 and KRYSTAL-16 clinical trials are no longer enrolling patients. In October 2022, we entered into a clinical collaboration with Aadi Bioscience to evaluate the combination of adagrasib with nab-sirolimus, a small molecule mTOR inhibitor complexed with human albumin, in patients with KRAS G12C-mutant NSCLC and other solid tumors.

On September 7, 2022, we presented results from KRYSTAL-1, a multi-cohort Phase 1/2 study, evaluating adagrasib with or without cetuximab in patients with advanced CRC harboring a KRASG12C mutation.

•In this analysis, 44 patients received adagrasib monotherapy (600 mg twice daily) and 32 patients received the combination of adagrasib (600 mg twice daily) with full dose cetuximab, with a follow up of 20.1 months and 17.5 months, respectively.

•Of the evaluable patients in the adagrasib monotherapy cohort (n=43), the investigator assessed confirmed objective response rate (ORR) was 19% (8/43) and the disease control rate (DCR) was 86% (37/43). The median duration of response was 4.3 months (95% CI, 2.3–8.3) and median progression-free survival (PFS) was 5.6 months (95% CI, 4.1–8.3).

•Of the evaluable patients in the adagrasib plus cetuximab combination cohort (n=28), the investigator assessed confirmed ORR was 46% (13/28) and the DCR was 100% (28/28). The median DOR was 7.6 months (95% CI 5.7–NE) and median PFS was 6.9 months (95% CI, 5.4–8.1).

•In the overall subset of patients with KRASG12C-mutated CRC evaluated in this study, adagrasib was found to be well-tolerated as a monotherapy and in combination with cetuximab. The majority of observed treatment-related adverse events (TRAEs) were grade 1–2 (59%); no grade 5 TRAEs were observed.

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

•Of the patients evaluable for response (n=112), initial results showed that the ORR by Blinded Independent Central Review (BICR) was 43%, the DCR was 80%, the median duration of response (DOR) was 8.5 months (95% confidence interval [CI]: 6.2 – 13.8), and the median progression-free survival (PFS) was 6.5 months (95% CI: 4.7 – 8.4).

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

On June 6, 2022, we announced results of a prospective analysis from the Phase 1b cohort of the KRYSTAL-1 study evaluating intracranial (IC) responses of adagrasib in patients with KRAS G12C-mutated NSCLC with active and untreated central nervous system (CNS) metastases. With a median follow up of 6.6 months, twenty-five patients with active, untreated CNS metastases were enrolled in the study and treated with adagrasib 600 mg BID, as of data cutoff date of December 2021. Of the radiographically evaluable patients (n=19), results showed an IC ORR of 32% by modified response assessment in neuro-oncology-brain metastases (modified RANO-BM) by blinded independent central review. Three patients achieved a complete response and three patients achieved a partial response. The IC disease control rate was 84%, and concordance of disease control between systemic and IC responses was 88%.

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

On June 6, 2022, we presented early front-line data from the Phase 2 combination cohorts of the KRYSTAL-7 trial. The TRAEs, including liver function assessments, were consistent with what has been reported with monotherapy treatment with either adagrasib or pembrolizumab. There were no Grade 5 TRAEs and only one patient discontinued due to a TRAE. The ORR was 77% (7/9) in patients with PD-L1 TPS ≥ 50%, and 50% (4/8) in patients with PD-L1 TPS 1 – 49%. No responders had yet been observed in 4 patients with PD-L1 TPS <1, all of who had been on treatment for less than two months.

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

On October 9, 2021, we presented preliminary results from a cohort of the KRYSTAL-1 clinical trial evaluating adagrasib at 600mg BID as monotherapy for patients with pancreatic ductal adenocarcinoma harboring a KRAS G12C mutation. arm (n=12). Of the evaluable patients (n=10), preliminary results showed an investigator assessed ORR of 50%, including an unconfirmed PR, and a DCR of 100%.

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

Adagrasib Development in Collaboration with Zai Lab Ltd. (“Zai”)

In May 2021, we entered into a Collaboration and License Agreement with Zai (the “Zai Agreement”). Under the Zai Agreement, we granted Zai the right to research, develop, manufacture and exclusively commercialize adagrasib in all indications in China, Macau, Hong Kong and Taiwan (collectively, the “Zai Licensed Territory”), with Mirati retaining exclusive rights for the development, manufacture and commercialization of adagrasib outside the Zai Territory and certain co-commercialization, manufacture, and development rights in the Zai Licensed Territory. In June 2022, Zai initiated the first pivotal clinical trial of adagrasib for the first indication in China. In July 2022, Zai initiated the first pivotal clinical trial of adagrasib for the second indication in China.

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

On October 25, 2020 we announced initial preclinical in vivo data from MRTX1133. Based on preclinical analyses, MRTX1133 has a projected human half-life of approximately 50 hours and exhibits a low propensity for drug interactions or off-target pharmacology. MRTX1133 demonstrated tumor regression in multiple in vivo tumor models, including pancreatic and colorectal cancers. MRTX1133 also has a low predicted target plasma concentration based on its potency and high unbound fraction. In recognition of the need to achieve near complete and sustained target inhibition to maximize antitumor activity, we have emphasized development of formulation strategies designed to enhance oral absorption and also development of long-acting injectable IV formulations. Recent progress on the oral formulation has resulted in increased confidence toward achieving sufficient drug concentrations in human clinical trials. Therefore, the oral formulation has been prioritized for IND track development and introduction into clinical trials.

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

In preclinical studies, MRTX1719 has demonstrated a greater than 70-fold selectivity for MTAP-deleted cells relative to normal cells and demonstrated near complete and sustained inhibition of PRMT5 in tumor xenografts resulting in significant tumor growth inhibition or tumor regression in MTAP-deleted tumor models. The ability to target the PRMT5/MTA complex provides an opportunity to selectively target tumor cells harboring the MTAP gene deletion which exhibit an abnormally high level of MTA (methylthioadenosine) compared with normal cells. This is anticipated to provide an increased therapeutic index relative to first generation PRMT5 inhibitors that do not specifically target the PRMT5/MTA complex. In the first quarter of 2022, we initiated a Phase 1/2 multiple expansion cohort trial to evaluate MRTX1719 in patients with advanced, unresectable or metastatic solid tumor malignancy with homozygous deletion of the MTAP gene. In August 2022, the FDA granted Fast Track Designation to MRTX1719.

MRTX0902, a selective SOS1 inhibitor

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted RAS/mitogen-activated protein kinase (MAPK)-pathway and/or receptor tyrosine kinase (RTK) inhibitors. MRTX0902 disrupts the KRAS-SOS1 interaction and shifts the equilibrium of KRAS from an active to inactive state. The SOS protein is a guanine nucleotide exchange factor (GEF) that facilitates the ability of KRAS to turnover from its GDP-loaded “off” state to its GTP-loaded “on” state, a critical step to enable productive KRAS effector binding and activation of downstream signaling. MRTX0902 has the potential to limit cancer growth arising from a variety of mutations (e.g. KRAS or EGFR) that result in activation of the KRAS pathway. MRTX0902 exhibits favorable potency, selectivity and oral exposure characteristics and shows improved anti-tumor efficacy in combination with inhibitors of KRAS, MEK, and EGFR in pre-clinical models. We filed an IND with the FDA for MRTX0902 and received Notice to Proceed authorization from FDA in August of 2022. In the fourth quarter of 2022, we initiated a Phase 1/2 multiple expansion cohort trial with MRTX0902.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021		2022	2021
License and collaboration revenues	$5,431	$71,793	$(66,362)	$11,502	$71,793	$(60,291)

Research and development expenses	$131,076	$116,109	$14,967	$390,391	$354,755	$35,636
General and administrative expenses	60,798	35,183	25,615	168,977	93,144	75,833
Other income (expense), net	13,136	2,744	10,392	9,728	(2,759)	12,487
Income tax expense	254	3,299	(3,045)	254	3,299	(3,045)

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

The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China, and $0.3 million of revenue related to clinical supply revenue under the Zai Agreement during the three months ended September 30, 2022. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China and a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China, and $1.4 million of revenue related to clinical supply revenue under the Zai Agreement during the nine months ended September 30, 2022.

The Company earned $71.8 million in license and collaboration revenues during the three and nine months ended September 30, 2021, comprised of $66.6 million of license and collaboration revenues under the Zai Agreement related to the transfer of the license and related know-how to Zai, a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial in the BeiGene Licensed Territory, and $0.1 million related to the manufacturing supply services agreement with BeiGene.

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

Our research and development efforts during the three and nine months ended September 30, 2022 and 2021 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021		2022	2021
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$42,488	$48,000	$(5,512)	$131,214	$160,428	$(29,214)
Sitravatinib	14,663	14,730	(67)	46,497	46,988	(491)
MRTX1719	2,071	1,749	322	5,718	2,404	3,314
Pre-clinical development programs	9,441	8,071	1,370	26,496	25,242	1,254
Total third-party research and development expenses	68,663	72,550	(3,887)	209,925	235,062	(25,137)
Salaries and other employee related expense	26,511	18,353	8,158	75,289	49,189	26,100
Share-based compensation expense	28,276	15,701	12,575	77,343	46,704	30,639
Other research and development costs	7,626	9,505	(1,879)	27,834	23,800	4,034
Research and development expense	$131,076	$116,109	$14,967	$390,391	$354,755	$35,636

Research and development expenses for the three and nine months ended September 30, 2022 were $131.1 million and $390.4 million compared to $116.1 million and $354.8 million, for the same periods in 2021, respectively.

The increase of $15.0 million and $35.6 million for the three and nine months ended September 30, 2022 compared to 2021, respectively, was primarily related to an increase in headcount-related costs, including share-based compensation and salaries, due to the growth of our portfolio, offset by a decrease in manufacturing costs that occurred after our 2021 NDA filing for the adagrasib program.

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

General and administrative expenses for the three and nine months ended September 30, 2022 were $60.8 million and $169.0 million, compared to $35.2 million and $93.1 million, for the same periods in 2021, respectively. The increase in both the three and nine months ended were primarily due to an increase in commercial readiness costs, including increases in headcount-related costs, as we prepare for a potential product launch.

Other Income (Expense), Net

Other income for the three months ended September 30, 2022 was income of $13.1 million, compared to income of $2.7 million for the same period in 2021. The increase in income is primarily due to a gain recognized on reorganization of one of our subsidiaries of $9.5 million, which represented the cumulative foreign currency translation gain within accumulated other comprehensive income, an increase of $3.8 million in interest income mainly due to higher interest rates, offset by a decrease of $3.1 million in the fair value of our long-term investment in ORIC which was acquired in 2020 in connection with the ORIC Agreement.

Other income (expense) for the nine months ended September 30, 2022 was income of $9.7 million, compared to expense of $2.8 million for the same period in 2021. The increase is primarily due to a gain recognized on reorganization of one of our subsidiaries of $9.5 million, which represented the cumulative foreign currency translation gain within accumulated other comprehensive income, an increase of $5.1 million in interest income mainly due to higher interest rates, offset by a decrease of $2.0 million in the fair value on the long-term investment in ORIC.

Income Tax Expense

Income tax expense of $0.3 million for the three and nine months ended September 30, 2022, was related to foreign income taxes related to the milestone payment received from Zai in July 2022 for the first pivotal clinical trial of adagrasib for the first indication in China. Income tax expense of $3.3 million for the three and nine months ended September 30, 2021 was related to foreign income taxes related to the upfront payment received from Zai in July 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had $1.2 billion of cash, cash equivalents and short-term investments compared to $1.5 billion as of December 31, 2021. In 2021, we received net proceeds of $474.7 million from public offerings and $68.4 million relating to upfront license and milestone payments in connection with collaboration agreements. In July 2021, we entered into an amended and restated sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million. As of September 30, 2022, the Company sold 1,880,097 shares of its common stock under this sales agreement for net proceeds of $155.0 million. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated obligations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC.

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

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(441,770)	$(250,815)
Net cash provided by (used in) investing activities	166,506	(418,063)
Net cash provided by financing activities	161,024	25,940
Decrease in cash, cash equivalents and restricted cash	$(114,240)	$(642,938)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $441.8 million, compared to $250.8 million for the same period in 2021, an increase of $191.0 million. Cash used in operating activities during 2022 primarily related to our net loss of $538.4 million, adjusted for non-cash items such as share-based compensation of $124.6 million and net cash outflow from a change in our operating assets and liabilities of $27.0 million. Cash used in operating activities during 2021 primarily related to our net loss of $382.2 million, adjusted for non-cash items such as share-based compensation expense of $79.6 million and net cash inflow from a change in our operating assets and liabilities of $42.6 million.

Net cash provided by (used in) investing activities

For the nine months ended September 30, 2022 and 2021, cash provided by or used in investing activities was an inflow of $166.5 million and an outflow of $418.1 million, respectively, due to sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was $161.0 million and $25.9 million, respectively, primarily due to $155.0 million net proceeds received from the sale of our common stock under the July 2021 amended and restated sales agreement during the third quarter of 2022.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2022.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2022 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Our NDA for adagrasib for the treatment of previously-treated KRASG12C-mutated NSCLC is being reviewed by FDA for accelerated approval. We may in the future seek accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition to conditions concerning completion of confirmatory clinical evidence, accelerated approvals are subject to pre-submission review by the FDA of any promotional materials.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”) became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025, by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges or additional health reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the ACA, the IRA, and any additional healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

•the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals and ownership and investment interests held by some of these healthcare professionals and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $131.1 million and $116.1 million for the three months ended September 30, 2022 and 2021, respectively, and $390.4 million and $354.8 million for the nine months ended September 30, 2022 and 2021, respectively. Our net loss for the three months ended September 30, 2022 and 2021 were $173.6 million and $80.1 million, respectively, and $538.4 million and $382.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $2.3 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and, if we are successful, to commercialize any of our current product candidates. If the UFDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

Based on the information available to us as of September 30, 2022, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 32% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 9% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker Brothers, or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), which includes a minimum tax equal to 15 percent of the adjusted financial statement income of certain corporations, as well as a one percent excise tax on share buybacks. Pending further guidance, it is possible that the IRA could increase our tax liability, which could in turn adversely impact our business and future profitability. The IRA or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018).
10.1	Mirati Therapeutics, Inc. Executive Severance Plan
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRATI THERAPEUTICS, INC.

November 8, 2022	by:	/s/ David D. Meek
Chief Executive Officer
(Principal Executive Officer)

November 8, 2022	by:	/s/ Laurie D. Stelzer
Chief Financial Officer
(Principal Financial Officer)