Form 10-K
period 2022-12-31
Mirati Therapeutics, Inc.
filed 2023-02-28
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-K
(Mark one)
   ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
 or
  ☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from to
Commission File Number: 001-35921
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on The Nasdaq Global Select Market) was $3.7 billion. All executive officers and directors of the registrant and certain shareholders filing a Schedule 13D or Schedule 13G with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of February 22, 2023, the registrant had 58,037,830 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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

Summary of Risk Factors

•Risks Related to our Business and Industry
◦Our prospects are highly dependent on the successful commercialization of KRAZATI, which received marketing approval in December 2022 from the U.S. Food and Drug Administration (“FDA”), for the treatment of adult patients with previously treated KRAS G12C-mutated non-small cell lung cancer (“NSCLC”) who have received prior systemic therapy. To the extent KRAZATI is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.
◦Other than KRAZATI, our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our other product candidates.
◦Our product candidates, as well as KRAZATI, are subject to extensive regulation, which can be costly and time consuming, cause delays, or prevent approval of such product candidates for commercialization.
◦Prior to KRAZATI, we have not, as an organization, launched or commercialized a product. If we are unable to effectively commercialize KRAZATI, we may not be able to generate meaningful product revenues.
◦KRAZATI may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.
◦If we fail to obtain coverage and adequate reimbursement for KRAZATI or other future products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.
◦If our competitors develop and market products that are more effective than KRAZATI or our other product candidates, they may reduce or eliminate our commercial opportunity.
◦We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.
◦Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product label, including KRAZATI's, or result in significant negative consequences following marketing approval, if any.
◦We are subject to competition for our skilled personnel and may experience challenges in identifying and retaining key personnel that could impair our ability to conduct our operations effectively.

•Risks Related to our Financial Position and Capital Requirements
◦We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs.

•Risks Related to our Intellectual Property
◦We may not obtain adequate protection for our product and product candidates through patents and other intellectual property rights and as such, our competitive advantage in the marketplace may be compromised.

Item 1.     Business
BUSINESS
Company Overview

Mirati Therapeutics, Inc. is a commercial-stage oncology company developing novel therapeutics to address the genetic and immunological promoters of cancer.

We have multiple KRAS inhibitor programs. KRAZATI is our first commercial product. KRAZATI was approved by the FDA in December 2022 and we commenced commercial sales in the U.S. at that time. KRAZATI is an oral targeted treatment option for adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. Adagrasib (KRAZATI™) is in clinical development as a monotherapy and in combination with other agents. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor. In January 2023, the FDA cleared our investigational new drug application (“IND”) for MRTX1133 for clinical evaluation.

Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s) and enhance immune responses through the inhibition of immunosuppressive signaling and is in clinical development.

MRTX1719 is an investigational synthetic lethal PRMT5 inhibitor designed to specifically target the PRMT5/methylthioadensoine (MTA) complex and is in clinical development.

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted mitogen-activated protein kinase (MAPK)-pathway inhibitors, and is in clinical development.

The Company also has additional discovery programs of potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach all of our programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

KRAS Inhibitor Programs

The RAS family of genes is the most commonly mutated oncogene and mutations in this gene family occur in up to approximately 25% of all human cancers. Among the RAS family members, mutations most frequently occur in KRAS (approximately 85% of all RAS family mutations). Tumors characterized by KRAS mutations are commonly associated with poor prognosis and resistance to therapy. Nonclinical studies have demonstrated that cancer cells exhibiting KRAS mutations are highly dependent on KRAS function for cell growth and survival. Our KRAS inhibitor programs are focused on the discovery and development of small molecule compounds that target various forms of KRAS, including KRAS G12C, KRAS G12D and other forms of spectrum-selective KRAS inhibitors. We are pursuing development of our KRAS G12C and KRAS G12D inhibitor programs in both single agent and rational combination approaches.

KRAZATI, a selective KRAS G12C inhibitor

KRAZATI is a commercially available, selective, specific, potent and orally available KRAS G12C inhibitor, designed to directly inhibit KRAS G12C mutations. Adagrasib also continues to be in clinical development varying from Phase 1 through Phase 3. KRAS G12C mutations are present in approximately 14% of NSCLC adenocarcinoma patients, 3-4% of colorectal cancer (“CRC”) patients, 2% of pancreatic cancer patients, as well as smaller percentages of several other difficult-to-treat cancers.

Approval of KRAZATI

On December 12, 2022, we announced the FDA completed its review of our New Drug Application (“NDA”) and granted accelerated approval for KRAZATI, a targeted treatment option for adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. In connection with the accelerated approval, we are required to complete KRYSTAL-12 and other post-marketing commitments. The NDA was reviewed by the FDA for Accelerated Approval (Subpart H), which allows for the approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. In addition, this application was reviewed under the FDA Real-Time Oncology Review pilot program, which aims to explore a more efficient review process that ensures safe and effective treatments are made available to patients as early as possible, and achieved Breakthrough Therapy Designation for patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy, and Breakthrough Therapy Designation for patients with advanced CRC whose cancer has progressed following prior treatment with chemotherapy and an anti-VEGF therapy. In April 2022, we submitted a Marketing Authorization Application to the European Medicines Agency (“EMA”) for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. The Company also has an Expanded Access Program for KRAZATI for the treatment of eligible patients with KRAS G12C-mutated cancers regardless of tumor type in the United States and Europe.

KRYSTAL-1 Trial

We received FDA clearance of our IND for adagrasib in November 2018, and, in January 2019, we initiated the dose escalation phase of KRYSTAL-1, a Phase 1/2 multiple expansion cohort clinical trial evaluating adagrasib in patients with advanced solid tumors that harbor KRAS G12C mutations both in monotherapy and in combination with other anticancer therapies. Following single agent dose escalation, the KRYSTAL-1 trial was expanded into multiple cohorts in which adagrasib is being evaluated both in monotherapy and in combination with other compounds in patients with NSCLC, CRC and those with other tumors that carry the KRAS G12C mutation.

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

•In this analysis, 44 patients received adagrasib monotherapy (600mg twice daily (“BID”)) and 32 patients received the combination of adagrasib (600mg BID) with full dose cetuximab, with a follow up of 20.1 months and 17.5 months, respectively.

•Of the evaluable patients in the adagrasib monotherapy cohort (n=43), the investigator assessed confirmed objective response rate (“ORR”) was 19% (8/43) and the disease control rate (“DCR”) was 86% (37/43). The median duration of response was 4.3 months (95% CI, 2.3–8.3) and median progression-free survival (“PFS”) was 5.6 months (95% CI, 4.1–8.3).

•Of the evaluable patients in the adagrasib plus cetuximab combination cohort (n=28), the investigator assessed confirmed ORR was 46% (13/28) and the DCR was 100% (28/28). The median duration of response (“DOR”) was 7.6 months (95% CI 5.7–NE) and median PFS was 6.9 months (95% CI, 5.4–8.1).

•In the overall subset of patients with KRAS G12C-mutated CRC evaluated in this study, adagrasib was found to be well-tolerated as a monotherapy and in combination with cetuximab. The majority of observed treatment-related adverse events (“TRAEs”) were grade 1–2 (59%); no grade 5 TRAEs were observed.

On May 26, 2022, we presented results from the registration-enabling Phase 2 cohort of KRYSTAL-1 study, evaluating adagrasib at 600mg BID in patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy.

•As of October 15, 2021, 116 patients were enrolled and treated in the study. Of the patients enrolled, 98% had prior treatment with a PD-1/L1 inhibitor following or in combination with chemotherapy. Median follow up was 12.9 months.

•Of the patients evaluable for response (n=112), initial results showed that the ORR by Blinded Independent Central Review (“BICR”) was 43%, the DCR was 80%, the median DOR was 8.5 months (95% confidence interval [CI]: 6.2 – 13.8), and the median PFS was 6.5 months (95% CI: 4.7 – 8.4).

•With a January 15, 2022 data cutoff, the median overall survival (“OS”) was 12.6 months (95% CI: 9.2 – 19.2).

•The safety profile of adagrasib in this study was consistent with prior reports and no new safety signals were observed. The most frequent TRAEs included gastrointestinal events and fatigue. The majority of TRAEs were Grade 1–2 (53%)

with Grade 3–4 TRAEs observed in 43% of patients. Two Grade 5 TRAEs were observed. TRAEs led to discontinuation of therapy in only 7% of patients.

In addition to these results, we reported findings from a pooled analysis in a total of 132 NSCLC patients from the KRYSTAL-1 study, including the registrational Phase 2 and Phase 1/1b cohorts evaluating adagrasib at a dose of 600mg BID.

•As of October 15, 2021, results from this pooled analysis showed an ORR of 44% and a DCR of 81% based on BICR. The median DOR was 12.5 months and the median PFS was 6.9 months.

•With a January 15, 2022 data cutoff and a median duration of follow-up of 15.9 months, the median OS was 14.1 months.

•The safety and tolerability observed in this pooled analysis was consistent with what was reported with the Phase 2 cohort of KRYSTAL-1 noted above.

On June 6, 2022, we announced results of a prospective analysis from the Phase 1b cohort of the KRYSTAL-1 study evaluating intracranial (IC) responses of adagrasib in patients with KRAS G12C-mutated NSCLC with active and untreated central nervous system (CNS) metastases. With a median follow up of 6.6 months, 25 patients with active, untreated CNS metastases were enrolled in the study and treated with adagrasib 600mg BID, as of data cutoff date of December 2021. Of the radiographically evaluable patients (n=19), results showed an IC ORR of 32% by modified response assessment in neuro-oncology-brain metastases (modified RANO-BM) by BICR. Three patients achieved a complete response and three patients achieved a partial response. The IC disease control rate was 84%, and concordance of disease control between systemic and IC responses was 88%.

On June 6, 2022, we also provided updated results from the Phase 1b cohort of the KRYSTAL-1 trial evaluating the combination of adagrasib and a PD-1 inhibitor (pembrolizumab) in eight patients with KRAS G12C-mutated first-line NSCLC. The Phase 1b data showed adagrasib 400mg BID plus pembrolizumab had a manageable tolerability profile with no TRAEs leading to dose discontinuation. Of the seven patients evaluable for a response as of January 15, 2022, four had a confirmed RECIST-defined partial response and one additional patient, who is still on study, experienced 49% tumor regression in the first scan, which allowed for tumor resection prior to achieving a RECIST-defined confirmed response. The DCR was 100%, with all seven patients exhibiting tumor regression ranging from 37% to 81%. With a median duration of treatment of 12.9 months, four of the seven patients remained on treatment, as of the data cutoff date, and neither the median DOR nor median PFS had been reached.

On October 9, 2021, we presented preliminary results from a cohort of the KRYSTAL-1 clinical trial evaluating adagrasib at 600mg BID as monotherapy for patients with pancreatic ductal adenocarcinoma harboring a KRAS G12C mutation arm (n=12). Of the evaluable patients (n=10), preliminary results showed an investigator assessed ORR of 50%, including an unconfirmed PR, and a DCR of 100%.

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

KRYSTAL-7

In December 2020, we initiated KRYSTAL-7, the Phase 2 clinical trial includes the evaluation of the combination of adagrasib at 400mg BID with a PD-1 inhibitor (pembrolizumab) in patients with first-line NSCLC stratified by <1% Tumor Proportion Score (“TPS”) score and ≥1% TPS score.

On December 7, 2022, we presented preliminary results from the KRYSTAL-7 Phase 2 trial and KRYSTAL-1 Phase 1b cohort evaluating adagrasib (400mg twice daily) concurrently combined with pembrolizumab in patients for the treatment of first-line NSCLC harboring a KRASG12C mutation across all PD-L1 subgroups.

•Adagrasib in combination with pembrolizumab demonstrates favorable tolerability and promising preliminary efficacy in patients with first-line advanced/metastatic NSCLC harboring a KRAS G12C mutation.

•The KRYSTAL-7 and KRYSTAL-1 trials represent the largest dataset evaluating a KRAS G12C inhibitor in combination with a PD-1/L1 checkpoint inhibitor as a first-line treatment for patients with NSCLC harboring a KRASG12C mutation.

•75 patients were enrolled and evaluable for safety with a median follow-up of 3.5 months (duration of treatment: two months). TRAEs were Grade 1-2 (39%), Grade 3 (40%) and Grade 4 (4%); there were no Grade 5 TRAEs observed. TRAEs led to discontinuation of both adagrasib and pembrolizumab in two patients and only pembrolizumab in two patients; there were no patients who discontinued only adagrasib due to a TRAE.

•Increases in alanine transaminase (“ALT”)/aspartate transaminase (“AST”) were consistent with either agent as a monotherapy with Grade 3 TRAEs being highest grade and total incidence of Grade 3 liver function test (“LFT”) increases of 9%. Median time from onset to an increase in ALT and AST was 26 and 37 days, respectively, and only one patient experienced new onset treatment-related ALT/AST increase after 3 months.

•Of patients who were clinically evaluable and received at least one on-study scan (n=53), adagrasib and pembrolizumab demonstrated promising preliminary clinical activity across all PD-L1 subgroups with an ORR of 49%.

•In a subset of response-evaluable patients enrolled at least six months prior to the data cutoff date, six of 26 clinical responses occurred at second on-study scan or later, and the ORR was 56%.

•Seven evaluable patients enrolled in the KRYSTAL-1 Phase 1b cohort (with a median follow-up of 19.3 months) reported an ORR of 57% and a DCR of 100%. The four patients who responded maintained response for over nine months while two continued to receive treatment and remain in response beyond 18 months.

•Safety in the KRYSTAL-1 Phase 1b cohort was consistent with what has been observed in KRYSTAL-7 and demonstrated a manageable safety profile with no Grade 4-5 TRAEs.

KRYSTAL-10, KRYSTAL-12, and KRYSTAL-17

In the first quarter of 2021, we initiated two registration-enabling Phase 3 clinical trials. The first clinical trial, KRYSTAL-12, is evaluating adagrasib as a monotherapy randomized against docetaxel in patients with second-line NSCLC. The second clinical trial, KRYSTAL-10, is evaluating the combination of adagrasib and an anti-EGFR antibody (cetuximab) randomized against chemotherapy in patients with second-line CRC. In the fourth quarter of 2022, we initiated KRYSTAL-17, a Phase 2 clinical trial evaluating adagrasib in combination with pembrolizumab and chemotherapy in patients with advanced NSCLC.

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

Adagrasib Development in Collaboration with Others

In 2020, we initiated KRYSTAL-2, a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SHP-2 inhibitor (TNO-155) in patients with advanced NSCLC and advanced CRC. In 2021, we initiated KRYSTAL-14, a Phase 1/2 clinical trial evaluating the combination of adagrasib and a SOS1 inhibitor (BI 1701963) in patients with advanced NSCLC, and we initiated KRYSTAL-16, a Phase 1/1b clinical trial evaluating the combination of adagrasib and a CDK4/6 inhibitor (palbociclib) in patients with advanced solid tumors with KRAS G12C mutation. The KRYSTAL-2, KRYSTAL-14 and KRYSTAL-16 clinical trials are no longer enrolling patients. In October 2022, we entered into a clinical collaboration with Aadi Bioscience to evaluate the combination of adagrasib with nab-sirolimus, a small molecule mTOR inhibitor complexed with human albumin, in patients with KRAS G12C-mutant NSCLC and other solid tumors. In November 2022, we entered into a clinical collaboration with Incyte to evaluate the combination of adagrasib with INCB99280, a small molecule PD-L1 inhibitor, in patients with KRAS G12C-mutated solid tumors.

MRTX1133, a selective KRAS G12D inhibitor

MRTX1133, our lead KRAS G12D compound, is an investigational, selective, specific and potent inhibitor of KRAS G12D. On January 19, 2023, the FDA cleared the IND application of an oral formulation of MRTX1133 for clinical evaluation. KRAS G12D mutations have been detected in over 25 different types of cancer, including pancreatic, colon, lung and endometrial adenocarcinoma. The prevalence of cancers harboring KRAS G12D mutations exceeds the prevalence of KRAS G12C positive cancers by greater than two-fold and is an area of significant unmet medical need.

On October 25, 2020 we announced initial preclinical in vivo data from MRTX1133. Based on preclinical analyses, MRTX1133 has a projected human half-life of greater than 50 hours and exhibits a low propensity for drug interactions or off-target pharmacology. MRTX1133 demonstrated tumor regression in multiple in vivo tumor models, including pancreatic and colorectal cancers. MRTX1133 has a low predicted target plasma concentration based on its potency and high unbound fraction.

Sitravatinib

Sitravatinib is a spectrum-selective kinase inhibitor in Phase 3 clinical development and is designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. Sitravatinib’s potent inhibition of TAM and split family RTKs may overcome resistance to checkpoint inhibitor therapy through targeted reversal of an immunosuppressive tumor microenvironment, enhancing antigen-specific T cell response and expanding dendritic cell-dependent antigen presentation. There are over 100,000 second or third line NSCLC patients in the United States and Europe, who have derived prior clinical benefit following treatment with a PD-(L)1 inhibitor, with approximately 70,000 of these patients being of the non-squamous histology.

Sitravatinib in Combination with Nivolumab

As an immuno-oncology agent, sitravatinib is being evaluated in combination with nivolumab, an anti-PD-1 checkpoint inhibitor, in patients with NSCLC who have experienced documented disease progression following treatment with a checkpoint inhibitor. Sitravatinib is also being developed in certain Asian territories in collaboration with BeiGene, Ltd. (“BeiGene”) which is evaluating sitravatinib in combination with tislelizumab, BeiGene’s anti-PD-1 checkpoint inhibitor, in a number of advanced solid tumors.

In January 2019, we announced a clinical trial collaboration with Bristol Myers Squibb Company ("BMS") in connection with SAPPHIRE. Under the terms of the collaboration, we are sponsoring and funding the clinical trial and BMS is providing nivolumab at no cost. We maintain global development and commercial rights to sitravatinib outside of certain Asian territories and Australia and New Zealand, where we have partnered with BeiGene, and we are free to develop the program in combination with other agents.

In April 2022, we completed enrollment in SAPPHIRE, a Phase 3 clinical trial in second-line non-squamous NSCLC patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor or third-line non-squamous NSCLC patients who have received chemotherapy followed by a checkpoint inhibitor. SAPPHIRE is comparing the combination of sitravatinib plus nivolumab randomized to docetaxel. The statistical design of SAPPHIRE includes an interim analysis of overall survival.

On December 2, 2022, we announced, based on the results of the interim analysis on overall survival, SAPPHIRE will continue to final analysis.

We also have several Phase 2 clinical trials in which we are evaluating sitravatinib in combination with nivolumab in patients with NSCLC, who have experienced documented disease progression following prior treatment with chemotherapy and/or a checkpoint inhibitor. On September 20, 2021, we announced results from a post hoc exploratory analysis of the Phase 2 study, MRTX-500, in patients with nonsquamous NSCLC with prior clinical benefit from checkpoint inhibitor therapy and where anti-PD-(L)1 was the most recent line of therapy (n=68) and a median follow-up of 33.6 months. The median overall survival was 14.9 months (95% CI: 9.3, 21.1), with 56% and 32% of these patients alive at one year and two years, respectively. The ORR was 18%, with 3% of patients achieving a complete response and 15% of patients achieving a PR. The median DOR was 12.8 months.

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

MRTX1719, a synthetic lethal MTA cooperative PRMT5 inhibitor

MRTX1719, our lead synthetic lethal MTA cooperative PRMT5 inhibitor is an investigational, selective, potent and orally available inhibitor targeting the PRMT5/MTA complex in methylthioadenosine phosphorylase (MTAP)-deleted cancers and is in Phase 1/2 clinical development. The MTAP deletion is present in approximately 10% of all cancers and is the most frequently observed gene deletion event (MTAP/CDKN2A) across several cancer types. Cancers with an MTAP deletion, such as pancreatic, lung, and bladder cancers, are associated with a poor prognosis, representing a significant unmet medical need.

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

MRTX0902, a selective SOS1 inhibitor

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted RAS/mitogen-activated protein kinase (“MAPK”)-pathway and/or receptor tyrosine kinase (“RTK”) inhibitors. MRTX0902 disrupts the KRAS-SOS1 interaction and shifts the equilibrium of KRAS from an active to inactive state. The SOS protein is a guanine nucleotide exchange factor (“GEF”) that facilitates the ability of KRAS to turnover from its GDP-loaded “off” state to its GTP-loaded “on” state, a critical step to enable productive KRAS effector binding and activation of downstream signaling. MRTX0902 has the potential to limit cancer growth arising from a variety of mutations (e.g. KRAS or EGFR) that result in activation of the KRAS pathway. MRTX0902 exhibits favorable potency, selectivity and oral exposure characteristics and shows improved anti-tumor efficacy in combination with inhibitors of KRAS, MEK, and EGFR in pre-clinical models. We filed an IND with the FDA for MRTX0902 and received Notice to Proceed authorization from FDA in August 2022. In the fourth quarter of 2022, we initiated a Phase 1/2 multiple expansion cohort trial with MRTX0902. In December 2022, the FDA granted Fast Track Designation to MRTX0902.

Market and Competition

NSCLC Market

The National Cancer Institute estimates that in 2022, approximately 237,000 patients in the United States (“U.S.”) were diagnosed with lung cancer and 130,000 died due to the disease. Lung cancer represents approximately 12% of all new cancer cases in the U.S., and 21% of all cancer deaths. According to the American Cancer Society, approximately 80-85% of lung cancers are NSCLC. The five-year survival rate for patients with NSCLC is 26%, indicating a significant need for novel therapies to extend overall survival in this patient population.

The prognosis for advanced NSCLC is poor, and the primary objective of treating late-stage disease is to prolong overall survival, delay disease progression and control symptoms. The treatment algorithm for advanced NSCLC has changed significantly following recent approvals and label expansions of immuno-oncology agents, specifically immune checkpoint inhibitors. In 2015, the FDA approved OPDIVO®, an anti-PD-1 monoclonal antibody, and the first immuno-oncology agent approved for the treatment of squamous NSCLC. The approval of OPDIVO® in NSCLC was subsequently followed by FDA approval of three additional immuno-oncology agents in NSCLC, KEYTRUDA®, TECENTRIQ®, and IMFINZI®. These four agents, approved for multiple indications including NSCLC, accounted for over $31 billion in global sales in 2021.

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

Competition

KRAS G12C

We are aware of other companies who currently have competing commercial or clinical-stage direct KRAS G12C inhibitor programs including Amgen, Inc., F. Hoffman-LaRoche Ltd., Eli Lilly and Company, Merck & Co., Inc., Novartis AG, Boehringer Ingelheim International GmbH, and Revolution Medicines, Inc.

Sitravatinib in Combination with Immune Checkpoint Inhibitors

There are several immune checkpoint inhibitors currently approved for use as single agents to treat multiple tumor types, including NSCLC. To augment the efficacy of these agents, combination studies are being conducted with a variety of potentially synergistic mechanisms, including inhibitors of CTLA-4, LAG3, TIM-3, TIGIT and CSF-1R, among others. Most of these combination studies are being conducted in patients who are naïve to immune checkpoint inhibitor therapy. Other competitors to sitravatinib in combination with checkpoint inhibitors in NSCLC patients who had previously failed checkpoint inhibitor therapy include LENVIMA® (Eisai Co., Ltd.), an anti-VEGF agent that also inhibits other receptor tyrosine kinases, and datopotamab deruxtecan (AstraZeneca plc), a TROP2 antibody-drug conjugate. Additionally, there are numerous other potential competitors with kinase inhibitors that are being evaluated in combination with checkpoint inhibitors in NSCLC patients who had previously failed checkpoint inhibitor therapy in earlier lines of treatment.

PRMT5

We are aware of other companies who currently have competing clinical-stage MTA-cooperative PRMT5 inhibitor programs including Tango Therapeutics, Inc., and Amgen, Inc.

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

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection wherever appropriate for our product candidates, formulations, processes, methods and any other proprietary technologies both in the United States and in other countries. We typically file for patents in the United States with counterparts in certain countries in Europe and certain key market countries in the rest of the world, thereby covering the major pharmaceutical markets. As of December 31, 2022, we own or co-own U.S. patents and patent applications and their foreign counterparts, including thirty-one (31) issued U.S. patents covering adagrasib and other various KRAS inhibitors, including those for G12C and G12D, sitravatinib, and other compounds. Mirati’s patents and patent applications have expiration dates ranging from 2023-2044, with the adagrasib composition of matter patent expiring in 2037-2038. In some instances, patent terms can be increased or decreased, depending on the laws and regulations of the country or jurisdiction that issued the patent. Trademark applications for adagrasib have been filed in major markets world-wide, with European registrations secured and U.S. registrations expected in the first half of 2023.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our products or product candidates, nor do we plan to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials and finished products for our preclinical and clinical trials.

Manufacturers of our products and product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s Current Good Manufacturing Practices (“cGMP”) regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented.

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

In addition, we are subject to other state and federal laws, including, among others, anti-kickback laws, fraud and abuse, false claims laws, Sunshine Act, patient protection and affordable care, data privacy and security laws and regulations, and transparency laws that restrict certain business practices in the pharmaceutical industry. Violations of these healthcare laws can result in significant penalties, including civil, criminal and administrative penalties. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures. Further, the United States and some foreign jurisdictions may consider and enact additional legislative and regulatory initiatives to change the healthcare system and modify these laws in ways that could affect the pharmaceutical industry.

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

The market for our products and product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or may otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any of our product candidates for which we may receive approval and could have a negative effect on our future revenue and operating results. We cannot be certain that our product candidates will be considered cost-effective. If we are unable to obtain coverage and adequate payment levels for our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

Human Capital Resources

Successful execution of our strategy is dependent on attracting, developing, and retaining employees and executive leaders across all functional areas. We believe the skills, experience and industry knowledge of our employees is a competitive advantage for Mirati relative to other bio-pharmaceutical companies. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency. We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We offer a strong employee value proposition and our compensation program is designed to align the compensation of our employees with our Company’s performance and to provide the proper incentives to attract, retain and motivate employees. The structure of our compensation program balances both short-term and long-term incentive performance while maintaining a competitive market position:

•We provide employee base salary and annual cash incentive opportunities that are commensurate with employee positions, skill levels, experience, and knowledge.

•We also provide annual long-term incentive opportunity primarily through awards of stock options, restricted stock units and, from time to time, performance stock units.

•We also provide a competitive benefits program that includes an employee stock purchase plan, retirement savings plan with company matching contributions, health and wellness benefits, an employee assistance program, and competitive paid time off and holidays.

As of December 31, 2022, we had 593 employees of which 587 were full-time, exempt employees, one was a part-time, exempt employee, and the remaining were full-time, non-exempt employees. None of our employees are represented by a collective bargaining agreement.

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

Diversity, Equity and Inclusion

We believe diverse professional experiences and an inclusive culture can drive better outcomes for patients. Our culture is one where we challenge norms, have high risk tolerance and celebrate an entrepreneurial and courageous attitude full of grit and determination to make a difference. We strive to create a sense of belonging, and continuously seek to foster a culture of diversity, equity and inclusion (“DE&I”). Our DE&I program, which was initiated in 2021, is led by our Chief Financial Officer and overseen by our DE&I Committee, which is comprised of cross-functional representatives from across the enterprise.

In 2021, we surveyed all employees to inform our DE&I objectives and future employee training. Additionally, we recently assessed our performance across DE&I metrics. To address the feedback and findings, and to further our commitment to an environment of belonging, we organized our efforts across three pillars to serve as the foundation for achieving a fair and equitable environment where all Mirati employees can thrive: People, Culture and Community. The DE&I pillars are aligned to focus on key areas and goals in order to drive a positive impact for our employees and our business.

Based on data as of November 1, 2022, 54% of our U.S. employees identify as female and 40% of our U.S. employees identify as being a racial or ethnic minority. As of December 31, 2022, 30% of our board of directors identify as female and 30% identify as being a racial or ethnic minority. We are committed to diversifying the representation of our organization.

COVID-19 – Company Principles

Mirati maintains an unwavering commitment to protect the health, safety and well-being of our workforce, while ensuring we continue to meet our company goals. All decisions are guided by the following core principles: Prioritize Health, Safety & Wellbeing, Follow Medical & Government Advice and Operate with Compassion & Flexibility.

Since the beginning of the pandemic in early 2020, we assembled a cross-functional COVID-19 response team that included members of our executive leadership. This team provided a framework and structure to how we respond to challenges, in order to maintain business operations. A core sub-team of this group continues to monitor and review the COVID-19 situation on a regular basis today.

We continue to offer free testing and COVID-19 sick pay to all eligible employees. We have adapted to a mostly hybrid and remote workforce environment, while maintaining a safe growing on-site presence at our headquarters in San Diego, California. We plan to continue to offer support to employees when needed, as we continue to navigate through COVID-19’s burden.

Corporate Information

We were originally incorporated in Canada as MethylGene, Inc. (“MethylGene”) and reincorporated in Delaware on April 29, 2013 as Mirati Therapeutics, Inc. with headquarters in San Diego, California. We have two wholly-owned subsidiaries: Mirati Therapeutics B.V. in the Netherlands and Mirati Therapeutics (Suisse) GmbH in Switzerland. Our former wholly-owned subsidiary MethylGene, Inc. in Canada was reorganized and formally dissolved in December 2022. We maintain a website at www.mirati.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”), are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe to our website for email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report or our other filings with the SEC. Our common stock is listed under the ticker symbol “MRTX” on the Nasdaq Global Select Market since June 5, 2018, and was previously listed on the Nasdaq Capital Market since July 15, 2013.

Item 1A.     Risk Factors
RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings in evaluating our business, before deciding to invest in our common stock. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Our near-term revenues are highly dependent on the successful commercialization of KRAZATI, which received marketing approval in December 2022 from the FDA for the treatment of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy. To the extent KRAZATI is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

KRAZATI is our only drug that has been approved for sale and it has only been approved for the treatment of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy in the United States. We are focusing a significant portion of our activities and resources on KRAZATI, and we believe our near-term revenues are highly dependent on, and a meaningful portion of the value of our company relates to, our ability to successfully commercialize KRAZATI in the United States.

Successful commercialization of KRAZATI is subject to many risks. Prior to KRAZATI, we have not, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with KRAZATI for this indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. The commercial success of KRAZATI depends on the extent to which patients and physicians accept and adopt KRAZATI as a treatment for patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from KRAS G12C-mutated NSCLC who have received prior systemic therapy is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take KRAZATI for any reason, the commercial potential of KRAZATI will be limited. It is too soon to tell how physicians, patients and payors will respond to the pricing of KRAZATI. Physicians may not prescribe KRAZATI and patients may be unwilling to use KRAZATI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for KRAZATI in accelerated approval requirements, or in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of KRAZATI. Thus, significant uncertainty remains regarding the commercial potential of KRAZATI.

If the launch or commercialization of KRAZATI is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of adagrasib for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market adagrasib for other indications or in other jurisdictions, which will negatively impact the potential of our commercial revenues.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit adagrasib for approval for other indications or in other jurisdictions. For example, we are pursuing an expansion strategy to bring adagrasib to countries within the European Economic Area (“EEA”) and the United Kingdom (“UK”). In particular, in April 2022, we submitted a Marketing Authorization Application (“MAA”), to the European Medicines Agency (“EMA”), for adagrasib for the treatment of adult patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. If we do not receive marketing approval for adagrasib for any other indication or from any regulatory agency other than the FDA, we will not be able to commercialize adagrasib for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

Even though the FDA has granted approval of KRAZATI for the treatment of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy, the terms of the approval may limit its commercial potential. Additionally, KRAZATI is still subject to substantial, ongoing regulatory requirements.

Even though the FDA has granted approval of KRAZATI, the scope and terms of the approval may limit our ability to commercialize KRAZATI and, therefore, our ability to generate substantial sales revenues. The FDA has approved KRAZATI only for the treatment of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy.

Additionally, in connection with the FDA grant of accelerated approval, we are required to complete KRYSTAL-12 and other post-marketing commitments. If we fail to comply with accelerated approval requirements, or if the final results of KRYSTAL-12 and the other post-marketing commitments, or any other ongoing clinical studies of adagrasib, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for KRAZATI will also continue to be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, good clinical practices, ICH regulations and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

Discovery of any issues post-approval, including any safety concerns, such as unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facility where the product is manufactured, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on KRAZATI or on us, including:

•withdrawal of approval, addition of warnings or narrowing of the approved indication in the product label;

•requirement of a Risk Evaluation and Mitigation Strategy to mitigate the risk of off-label use in populations where the FDA may believe that the potential risks of use may outweigh its benefits;

•voluntary or mandatory recalls;

•warning letters;

•suspension of any ongoing clinical studies;

•refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;

•restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or

•seizure or detention, or refusal to permit the import or export of products.

If any of these actions were to occur, we may have to discontinue the commercialization of KRAZATI, limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

KRAZATI has only been studied in a limited number of patients. Following commercial launch, KRAZATI will be available to a much larger number of patients, and we do not know whether the results of KRAZATI’s use in such larger number of patients will be consistent with the results from our clinical studies.

KRAZATI has been administered only to a limited number of patients in clinical studies. While the FDA granted accelerated approval of KRAZATI based on the data included in the NDA, including data from KRYSTAL-1 study, we do not know whether the results when a large number of patients are exposed to KRAZATI, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of KRAZATI that served as the basis for the approval of KRAZATI. New data relating to KRAZATI, including from adverse event reports, KRYSTAL-12 and our post-marketing commitments in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of KRAZATI from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing KRAZATI’s marketing applications for additional indications and/or in other jurisdictions, or impose post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

Prior to KRAZATI, we have not, as an organization, launched or commercialized a product. If we are unable to effectively commercialize KRAZATI, we may not be able to generate meaningful product revenues.

We need to maintain and further develop our sales force, as we will be competing with other pharmaceutical and biotechnology companies to retain marketing and sales personnel. In the event we are unable to effectively maintain our commercial team, including our U.S. sales force, our ability to effectively commercialize KRAZATI will be limited, and we may not be able to generate meaningful product revenues.

KRAZATI may not gain widespread acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.

The degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•the ability to provide acceptable evidence of safety and efficacy;

•the scope of the approved indication(s) for the product;

•the inclusion of any warnings or contraindications in the product label;

•the relative convenience and ease of administration;

•the prevalence and severity of any adverse side effects;

•the availability of alternative treatments;

•pricing and cost effectiveness, which may be subject to regulatory control;

•effectiveness of our or our collaborators’ sales and marketing strategy; and

•our ability to obtain sufficient third-party insurance coverage or adequate reimbursement levels.

With respect to KRAZATI specifically, successful commercialization will depend on whether and to what extent physicians and pharmacies, over whom we have no control, determine to utilize KRAZATI at the price that we have selected. KRAZATI would be made available to treat patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy. Because of this, it is particularly difficult to estimate KRAZATI’s market potential and how physicians, payors and patients will respond to the pricing of KRAZATI. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of KRAZATI, and a variety of assumptions directly impact the estimates for KRAZATI’s market potential, including assumptions regarding the prevalence of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy, the rate of diagnosis of KRAS G12C-mutated NSCLC, the rate of physician and oncologist adoption of KRAZATI, the potential impact of payor restrictions regarding KRAZATI, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of KRAZATI.

If we are unable to achieve and maintain adequate levels of third-party payor coverage and reimbursement for KRAZATI or any other product candidates, if approved, on reasonable pricing terms, their commercial success may be severely hindered.

Successful sales of any approved product candidates, including KRAZATI, depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for KRAZATI, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use KRAZATI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost of those products.

Payors may require documented proof that patients meet certain eligibility criteria in order to be reimbursed for KRAZATI. Payors may even require that pre-approval, or prior-authorization, be obtained from the payor for reimbursement of KRAZATI. Patients are unlikely to use KRAZATI and our other product candidates, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for KRAZATI and any of our other product candidates may depend significantly on access to third-party payors’ medical policies, drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies, and we will be required to offer discounted rates to state Medicaid programs to ensure Medicaid coverage of our drugs. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which KRAZATI is approved.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling KRAZATI at less than an optimized price could impact our revenues and overall success as a company. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for KRAZATI may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of KRAZATI to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, KRAZATI or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them, and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize KRAZATI, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition and future success.

Our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our other product candidates.

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Sitravatinib is in a Phase 3 clinical trial and Phase 1/2 clinical trials, MRTX1719 is in a Phase 1 clinical trial, MRTX0902 is in Phase 1/2 clinical trial, and MRTX1133 has recently been cleared by the FDA to initiate a Phase 1 clinical trial. In April 2022, we submitted an MAA to the EMA for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, continued build out of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the submission of any NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

Other than our NDA for KRAZATI, we have not previously submitted an NDA to the FDA, and other than our MAA under review by the EMA for KRAZATI, we have not submitted MAAs or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval for the companion diagnostics to be used with our product candidates, if required, and upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Our product candidates, as well as KRAZATI, are subject to extensive regulation, which can be costly and time consuming, cause delays, or prevent approval of such product candidates for commercialization.

The clinical development of product candidates is subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities in foreign markets. Product development is a very lengthy and expensive process, and its outcome is inherently uncertain. The product development timeline can vary significantly based upon the product candidate’s novelty and complexity, and the applicable regulatory authority. For example, we are pursuing an expansion strategy to bring KRAZATI to countries within the EEA and the UK. The regulatory approval in other countries may include all the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulations are subject to change and regulatory agencies have significant discretion in the approval process.

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

We may not be successful in establishing development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to develop our product candidates.

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

Some of our collaboration agreements, including the BeiGene Agreement and Zai Agreement, are complex and involve sharing or division of ownership of certain data, know-how and intellectual property rights among the various parties. Accordingly, our collaborators could interpret certain provisions differently than we or our other collaborators, which could lead to unexpected or inadvertent disputes with collaborators. In addition, these agreements might make additional collaborations, partnering or mergers and acquisitions difficult.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our commercial products for sale nor our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our commercial products and product candidates on a clinical or commercial scale. We rely on collaborators and/or third parties for development, scale-up, formulation, optimization, management of clinical trial and commercial scale manufacturing and commercialization. There are no assurances we can scale-up, formulate or manufacture any product candidate in sufficient quantities with acceptable specifications for the conduct of our clinical trials or for the regulatory agencies to grant approval of such product candidate. We have no commercial manufacturing experience. To be successful, our products must be properly formulated, scalable, stable and safely manufactured in clinical trial and commercial quantities in compliance with GMP and other regulatory requirements and at acceptable costs. Should any of our suppliers or our collaborators be unable to supply or be delayed in supplying us with sufficient supplies, no assurance can be given that we will be able to find alternative means of supply in a short period of time. Should such parties’ operations suffer a material adverse effect, the manufacturing of our products would also be adversely affected. Furthermore, key raw materials could become scarce or unavailable. There may be a limited number of third parties who can manufacture our products. We may not be able to meet specifications previously established for commercial products or product candidates during scale-up and manufacturing.

Our reliance on third parties to manufacture our commercial products and product candidates will expose us and our partners to risks including the following, any of which could delay or prevent the commercialization of our products, result in higher costs, or deprive us of potential product revenue:

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

•For each of our current commercial products and product candidates we will initially rely on a limited number of contract manufacturers. Changing these or identifying future manufacturers may be difficult. Changing manufacturers requires re-validation of the manufacturing processes and procedures in accordance with FDA, ICH, European and other mandated GMP regulations and/or guidelines. Such re-validation may be costly and time-consuming. It may be difficult or impossible for us to quickly find replacement manufacturers on acceptable terms.

•Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to produce, store and distribute our products successfully.

A variety of risks associated with operating our business internationally could adversely affect our business.

In addition to our operations in the United States, we have operations in the Netherlands and Switzerland, and are considering pursuing further European expansion to support the planned commercialization of our product candidates in the EEA and UK. We face risks associated with our international operations, including possible unfavorable political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

•difficulties in staffing and managing foreign operations;

•foreign government taxes, regulations and permit requirements;

•U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;

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

Our business activities outside of the United States are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA and similar anti-corruption laws generally prohibit offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage or obtain or retain business.

The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. As described above, our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

We are or may become subject to tax audits in the Netherlands, Switzerland or other countries into which we expand our operations, and such jurisdictions may assess additional income tax against us. The final determination of tax audits could be materially different from our recorded income tax provisions and accruals. The ultimate results of an audit could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made and could result in increases to our overall tax expense in subsequent periods.

These and other risks associated with our international operations may materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic could adversely impact our business including our ongoing and planned clinical trials and preclinical research.

Our business could be materially adversely affected by health epidemics in regions where we or our partners have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon whom we rely. Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. We have experienced impacts to our clinical trial operations due to the COVID-19 pandemic. Some examples of these impacts include:

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

If our competitors develop and market products that are more effective than KRAZATI or our other product candidates, they may reduce or eliminate our commercial opportunity.

We are aware of other companies who currently have competing commercial or clinical-stage direct KRAS G12C inhibitor programs including Amgen, Inc., F. Hoffman-LaRoche Ltd., Eli Lilly and Company, Merck & Co., Inc., Novartis AG, Boehringer Ingelheim International GmbH, and Revolution Medicines, Inc.

There are several immune checkpoint inhibitors currently approved for use as single agents to treat multiple tumor types, including NSCLC. To augment the efficacy of these agents, combination studies are being conducted with a variety of potentially synergistic mechanisms, including inhibitors of CTLA-4, LAG3, TIM-3, TIGIT and CSF-1R, among others. Most of these combination studies are being conducted in patients who are naïve to immune checkpoint inhibitor therapy. Other competitors to sitravatinib in combination with checkpoint inhibitors in NSCLC patients who had previously failed checkpoint inhibitor therapy include LENVIMA® (Eisai Co., Ltd.), an anti-VEGF agent that also inhibits other receptor tyrosine kinases, and datopotamab deruxtecan (AstraZeneca plc), a TROP2 antibody-drug conjugate. Additionally, there are numerous other potential competitors with kinase inhibitors that are being evaluated in combination with checkpoint inhibitors in NSCLC patients who had previously failed checkpoint inhibitor therapy in earlier lines of treatment.

We are aware of other companies who currently have competing clinical-stage MTA-cooperative PRMT5 inhibitor programs including Tango Therapeutics, Inc., and Amgen, Inc.

In addition to companies that have inhibitors addressing our targets of interest, our competition also includes hundreds of private and publicly traded companies that operate in the area of oncology but have therapeutics with different mechanisms of action. The oncology market in general is highly competitive with over 1,000 molecules currently in clinical development. Other important competitors, in addition to those mentioned above, are small and large biotechnology companies, specialty and regional pharmaceutical companies and multinational pharmaceutical companies, including but not limited to AbbVie Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Pfizer Inc., Sanofi S.A. and Takeda Pharmaceutical Co.

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

Many of the organizations which could be considered to be our competitors have substantially more financial and technical resources, more extensive discovery research, preclinical research and development capabilities and greater manufacturing, marketing, distribution, production and human resources than we do. Many of our current or potential competitors have more experience than we do in research, preclinical testing and clinical trials, drug commercialization, manufacturing and marketing, and in obtaining domestic and foreign regulatory approvals. In addition, failure, unacceptable toxicity, lack of sales or disappointing sales or other issues regarding competitors’ products or processes could have a material adverse effect on our product candidates, including our clinical candidates or our lead compounds. Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and brand recognition and to be commercially successful. For example, the use of KRAZATI for the treatment of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy will compete with LUMAKRAS® (Amgen Inc.), which was approved for the same indication in May 2021. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA, or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product label, including KRAZATI’s, or result in significant negative consequences following marketing approval.

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

Additionally, for KRAZATI or any of our other product candidates that receives marketing approval, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw approvals of such product;

•regulatory authorities may require additional warnings on the product label;

•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of KRAZATI or any of our other product candidates, if approved, and could significantly harm our business, results of operations and prospects.

We are subject to competition for our skilled personnel and may experience challenges in identifying and retaining key personnel that could impair our ability to conduct our operations effectively.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and commercial personnel. We are highly dependent on our management, scientific, medical and commercial personnel, whose services are critical to the success of our product candidates, development, commercialization and regulatory strategies, as well as the management of our financial operations. We are not aware of any present intention of any of these personnel to leave our company. In order to induce valuable employees to continue their employment with us, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Despite our efforts to retain valuable employees, members of our management, scientific, development and commercial teams may terminate their employment with us at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific, medical and commercial personnel.

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

We may in the future attempt to obtain FDA approval of product candidates through the use of the accelerated approval pathway, including additional indications for adagrasib. If we are unable to obtain such approval, we may be required to await the completion of planned or ongoing clinical trials or conduct additional clinical trials, which could increase the expense of obtaining, and delay the receipt of, necessary approval. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may in the future seek accelerated approval for our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. For example, the FDA’s accelerated approval of KRAZATI for the treatment of previously-treated KRAS G12C-mutated NSCLC requires that we complete KRYSTAL-12 and other post-marketing commitments. In addition to conditions concerning completion of confirmatory clinical evidence, accelerated approvals are subject to pre-submission review by the FDA of any promotional materials.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient enrollment and treatment continues and more patient data become available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects. We may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary, interim or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, preliminary, interim and topline data should be viewed with caution until the final data are available.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all.

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

•delays in having patients complete participation in a trial or return for post-treatment follow-up;

•delays caused by patients dropping out of a trial due to side effects or otherwise;

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

•the severity of the disease under investigation;

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

We are and continue to be subject to stringent government regulations concerning the clinical testing of our products. We will also continue to be subject to government regulation of any product that receives regulatory approval, including KRAZATI.

Numerous statutes and regulations govern human testing and the manufacture and sale of human therapeutic products in the United States, EEA, UK and other countries where we intend to market our products. Such legislation and regulation bears upon, among other things, the approval of trial protocols and human testing, the approval of manufacturing facilities, testing procedures, CMC and controlled research, the review and approval of manufacturing, preclinical and clinical data prior to marketing approval, including adherence to GMP during production and storage, and marketing activities, including advertising and labeling.

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

Moreover, any regulatory approval of a drug which is eventually obtained may entail limitations on the indicated uses for which that drug may be marketed or on the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GMPs and GCPs for any clinical trials that we conduct post-approval. For example, the FDA’s accelerated approval of KRAZATI for the treatment of previously-treated KRAS G12C-mutated NSCLC requires that we complete KRYSTAL-12 and other post-marketing commitments. In addition, if the FDA or a comparable foreign regulatory authority approves any of our other product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. For example, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Furthermore, product approvals may be withdrawn or limited in some way if problems occur following initial marketing or if compliance with regulatory standards is not maintained. Similar restrictions are imposed in foreign markets. Regulatory agencies could become more risk averse to any side effects or set higher standards of safety and efficacy prior to reviewing or approving a product. This could result in a product not being approved.

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

We may seek breakthrough therapy designation for future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, sponsors may obtain more frequent interaction with and communication with the FDA to help identify the most efficient path for clinical development.

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

•There may be disputes between us and BeiGene or Zai, including disagreements regarding the BeiGene Agreement or the Zai Agreement, respectively; and

•BeiGene or Zai may not properly defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

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

If we fail to obtain coverage and adequate reimbursement for KRAZATI or other future products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.

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

Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. We or our collaborators will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for KRAZATI and our other product candidates, once approved. While we have not yet developed any companion diagnostic test for use with our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the Federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These changes may adversely impact the prices we or our future collaborators may charge for KRAZATI or our other products candidates, if commercialized.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”) became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025, by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges or additional health reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018, will stay in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the ACA, the IRA, and any additional healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for KRAZATI and any other approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

As an early commercial-stage company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights will be applicable to our business. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we may sell, market and distribute KRAZATI and any future drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•federal civil and criminal false claims laws, including the federal False Claims Act which can be enforced by private individuals on behalf of the government through civil whistleblower or qui tam actions, and civil monetary penalty laws prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services;

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

•the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business impacts.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities also subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws. The California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”),

effective January 1, 2023, expands the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended) and provides a new right for individuals to correct their personal information. Other states have enacted data privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the UK’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located, respectively, within the EEA and the UK. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines up to 20 million euros or 4% of the annual global revenue, whichever is greater. Further, individuals, classes of data subjects or consumer protection organizations may initiate litigation related to our processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere (some European regulators have ordered certain companies to suspend or permanently cease certain data transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations); limiting our ability to collaborate with parties subject to European and other data protection laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions related to privacy and security on their service providers.

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply with such obligations, which impacts our compliance posture.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, among others); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business or financial condition, including, but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, travel restrictions, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk as we commercialize KRAZATI and if we commercialize any future products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers, pharmaceutical companies or others. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of KRAZATI or any of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

•the inability to commercialize KRAZATI or any of our other product candidates, if approved.

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

Securities legislation in the United States, Canada and other countries makes it relatively easy for stockholders to sue. This could lead to frivolous lawsuits that could take substantial time, money, resources and attention or force us to settle such claims rather than seek adequate judicial remedy or dismissal of such claims.

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

In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data and clinical trial related data), intellectual property and trade secrets. We are dependent upon our own or third-party information technology systems, infrastructure and data to operate our business.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks. We may be subject to a variety of evolving threats, including, but not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/operational activities) or the third-party information technology systems that support us and our operational activities. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, data. A security incident could disrupt our (and third parties upon whom we rely) ability to provide our products. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third-party service vendors’ operations could result in a material disruption of our drug discovery and development programs or theft of our intellectual property. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents.

Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

We devote considerable internal and external resources to implementing security measures to protect our systems and customers, but these security measures cannot provide absolute security. We may be unable to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information, intellectual property, or sensitive or confidential data about us, our employees, or our customers (including the potential loss or disclosure of such information or data as a result of employee error or other employee actions or inactions, hacking, fraud, social engineering, or other forms of deception) could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. Additionally, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $531.6 million, $508.6 million and $299.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our net losses for the years ended December 31, 2022, 2021 and 2020 were $740.9 million, $581.8 million, and $357.9 million respectively. As of December 31, 2022, we had an accumulated deficit of $2.5 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development, and commercialize any of our other product candidates.

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

We may not generate meaningful revenue from sales of products, including KRAZATI. If any of our other product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. We anticipate incurring significant costs associated with commercializing KRAZATI and any other product candidates that are approved in the future. Therefore, even if we are able to generate revenue from the sale of KRAZATI or any other approved products, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenue from product sales depends heavily on our success in:

•launching and commercializing KRAZATI in the United States for the treatment of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy;

•completing KRYSTAL-12 and other post-marketing commitments, which is a requirement of our accelerated approval for KRAZATI;

•completing development and clinical trial programs for our other product candidates;

•maintaining existing collaboration and licensing agreements and entering into additional ones;

•seeking and obtaining marketing approvals for any product candidates that successfully complete clinical trials;

•establishing and maintaining supply and manufacturing relationships with third parties;

•successfully commercializing any other product candidates for which marketing approval is obtained; and

•successfully establishing a sales force and marketing and distribution infrastructure.

We are an early commercial-stage company with one approved product and minimal product revenue. Consequently, we expect that our financial and operating results will vary significantly from period to period.

We are an early commercial-stage company that has incurred losses since its inception and expect to continue to incur substantial losses in the foreseeable future. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty.

Our actual financial condition and operating results have varied significantly in the past and are expected to continue to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•the cost associated with launching and commercializing KRAZATI in the United States for the treatment of adult patients with KRAS G12C-mutated NSCLC who have received at least one prior systemic therapy;

•the status and cost of KRYSTAL-12 and other post-marketing commitments, completion of which is a requirement of our accelerated approval for KRAZATI;

•the cost associated with establishing, and the success of, our commercial team and U.S. sales force;

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

•costs related to, and outcomes of, potential intellectual property litigation;

•our ability to adequately support future growth;

•our ability to attract and retain key personnel to manage our business effectively; and

•our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with an early commercial-stage company, many of which are outside of our control, and past operating or financial results should not be relied on as an indication of future results. Fluctuations in our operating and financial results could cause our share price to decline. It is possible that in some future periods, our operating results will be above or below the expectations of securities analysts or investors, which could also cause our share price to decline.

Raising additional funds through debt or equity financing will be dilutive and raising funds through licensing agreements may be dilutive, restrict operations or relinquish proprietary rights.

To the extent that additional capital is raised through the sale of equity, term or convertible debt securities, or structured royalties, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. In addition, if we raise additional funds through future collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Additional funding may not be available to us on acceptable terms, or at all. Such negative conditions could impact the rate at which we can successfully commercialize KRAZATI or any other drugs we develop.

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes may be limited.

Our U.S. federal net operating loss (“NOL”), carryforwards generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited.

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

Risks Related to Our Intellectual Property

We may not obtain adequate protection for our product and product candidates through patents and other intellectual property rights and as such, our competitive advantage in the marketplace may be compromised.

Our success depends to a significant degree upon our ability to develop, secure and maintain intellectual property rights to our proprietary products, to operate without infringing on the proprietary rights of others or having third parties circumvent the rights that we own or license. We have filed and are actively pursuing patent applications in the United States, Japan, Europe and other major markets via the Patent Cooperation Treaty or directly in countries of interest. However, we may not receive issued patents on any of our pending patent applications in these countries and we may not be able to obtain, maintain or enforce our patents and other intellectual property rights which could impact our ability to compete effectively. We cannot be certain that the U.S. Patent and Trademark Office, courts in the United States or the patent offices and courts in foreign countries will consider the claims in our patents and applications covering any of our products in development as patentable. In addition, the scope of any of our issued patents may not be sufficiently broad to provide us with a competitive advantage. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents or patents licensed to us so that our patent rights do not create an effective competitive barrier. Our method-of-use patents protect the use of a product only for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent, including through legal action. Further, if the patent applications we own or license with respect to our programs, product, product candidates and/or companion diagnostic fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product or product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products.

We may file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. No assurance can be given that any of our trademark applications will be registered in the United States or elsewhere, or that the use of any registered or unregistered trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA and regulatory authorities in other countries have their own process for drug nomenclature and their own views concerning appropriate proprietary names. The loss, abandonment, or cancellation of any of our trademarks or trademark applications could negatively affect the success of the product or product candidates to which they relate.

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

Third-party patents or intellectual property infringement claims may result in a reduction in the scope of our patent protection and competitive exclusivity with respect to our product or product candidates. Patent litigation, including defense against third-party intellectual property claims, may result in us incurring substantial costs.

Our patents may be challenged by third parties from time to time, and we will have to defend our intellectual property rights. If we are involved in an intellectual property dispute, we may need to litigate to defend our rights or assert them against others. Disputes can involve arbitration, litigation or proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission or foreign patent authorities. These disputes can result in the successful invalidation of our patents or reduction in scope so that our patent rights do not create an effective competitive barrier. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

It is possible that third parties will circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hamper our efforts. Further, a third party may claim that our products or technology infringe its patents or other intellectual property rights, as such we may have to discontinue or alter our products and processes, pay license fees or cease certain activities. We may not be able to obtain a license to needed intellectual property on favorable terms, if at all. There are many patents issued or applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. This is especially true since patent applications in the

United States and elsewhere are filed confidentially for the first 18 months. Moreover, the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal issues remain.

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

Third parties may seek to obtain approval of a generic version of approved products, including KRAZATI. Defense against entry of a generic product may result in us incurring substantial costs and ultimate failure to prevail against approval of a generic product could result in a substantial loss of market share and profits.

Even if we are successful in obtaining regulatory approval to sell any of our product candidates, other than KRAZATI, in one or more countries, we cannot be certain that our patents and other intellectual property rights will ultimately prevent approval during the patent term of generic products developed and commercialized by third parties. A generic manufacturer may seek approval of a generic version of any of our products in the United States by filing an Abbreviated New Drug Application with the FDA, asserting that our patents are invalid and/or unenforceable to maintain market exclusivity for KRAZATI or any of our other products, if approved. We cannot predict if, or when, one or more generic manufacturers may attempt to seek regulatory approval for a generic version of KRAZATI or any of our other products, if approved. There is no assurance that we will ultimately be successful in a court of law to prevent entry of a generic version of any of our products during the applicable patent term and we may incur substantial costs defending our patents and intellectual property rights. An inability to stop a generic manufacturer from selling a generic version of our products could result in a substantial loss of market share and profits or even preclude the ability to continue to commercialize KRAZATI or any of our other products, if approved.

Risks Related to Our Shares of Common Stock

Our principal stockholders control the majority of our shares, and their actions may significantly influence matters submitted to our stockholders for approval and our share price.

Based on the information available to us as of December 31, 2022, our stockholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 45% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 9% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker Brothers, or any other of our major stockholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

Our bylaws, as amended (our “Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to our company or our stockholders, (iii) any action asserting a claim against our company arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or Bylaws, or (iv) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction.

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

We have never declared or paid any cash dividends on our common shares, and we currently expect that earnings, if any, and cash flow will primarily be retained and used in our operations, including servicing any debt obligations we may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, we may not be able to generate sufficient cash flow in order to allow us to pay future dividends on, or make any distributions with respect to, our common stock. As a result, capital appreciation, if any, of our common stock would be our stockholders’ sole source of gain on their investment in our common stock for the foreseeable future.

General Risks

As a public company in the United States, we incur significant legal and financial compliance costs and we are subject to the Sarbanes-Oxley Act. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Exchange Act must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis remains a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause our stock price to decline as a result.

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

Furthermore, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, any new regulations or disclosure obligations may increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our share price is volatile and may be influenced by numerous factors that are beyond our control.

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current stockholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. Factors such as clinical and regulatory developments regarding our products or processes, developments regarding potential or future third-party collaborators, announcements of technological innovations, new commercial products, patents, the development of proprietary rights by us or by others or any litigation relating to these rights, regulatory actions, general conditions in the biotechnology and pharmaceutical industries, failure to meet analysts’ expectations, publications, financial results or public concern over the safety of biopharmaceutical and biotechnological products, economic conditions in the United States and other countries, terrorism and other factors could have a significant effect on the share price for our shares of common stock. Any setback or delay in the clinical development of our programs could result in a significant decrease in our share price. In recent years the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition, other biotechnology companies’ or our competitors’ programs could have positive or negative results that impact their stock prices and their results or experience stock price fluctuations that could have a positive or negative impact on our stock price, regardless of whether such impact is direct or not.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Effective January 1, 2022, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Pursuant to our 2022 Equity Incentive Plan (successor to the 2013 Equity Incentive Plan) and our 2013 Employee Stock Purchase Plan (the “ESPP”), our management is authorized to grant stock options, restricted stock units and other equity-based awards to our employees, directors and consultants, and to sell our common stock to our employees, respectively. Pursuant to the inducement plan, the Board of Directors is authorized to grant stock options, restricted stock units and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. Any increase in the number of shares outstanding as a result of the exercise of outstanding options, the vesting or settlement of outstanding stock awards, or the purchase of shares pursuant to the ESPP will cause our stockholders to experience additional dilution, which could cause our stock price to fall.

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

Item 3.     Legal Proceedings

Information pertaining to legal proceedings is described in Note 15 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report and is incorporated herein by reference.

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

On February 22, 2023, the last reported sale price for our common stock on The Nasdaq Global Select Market was $46.03 per share.

As of February 22, 2023, we had 12 shareholders of record, which excludes shareholders whose shares were held in nominee or street name by brokers. The actual number of common shareholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding operations and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2017 in each of (i) Mirati Therapeutics, Inc.’s common stock, (ii) The Nasdaq Composite Index and (iii) The Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mirati Therapeutics, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Mirati Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
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

Company Overview

Mirati Therapeutics, Inc. is a commercial-stage oncology company developing novel therapeutics to address the genetic and immunological promoters of cancer.

We have multiple KRAS inhibitor programs. KRAZATI is our first commercial product. KRAZATI was approved by the U.S. Food and Drug Administration (“FDA”) in December 2022 and we commenced commercial sales in the U.S. at that time. KRAZATI is an oral targeted treatment option for adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. Adagrasib (KRAZATI™) is in clinical development as a monotherapy and in combination with other agents. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor. In January 2023, the FDA cleared our investigational new drug application (“IND”) for MRTX1133 for clinical evaluation.

Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s) and enhance immune responses through the inhibition of immunosuppressive signaling and is in clinical development.

MRTX1719 is an investigational synthetic lethal PRMT5 inhibitor designed to specifically target the PRMT5/methylthioadensoine (MTA) complex and is in clinical development.

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted mitogen-activated protein kinase (MAPK)-pathway inhibitors, and is in clinical development.

The Company also has additional discovery programs of potentially first-in-class and best-in-class product candidates specifically designed to address mutations and tumors where few treatment options exist. We approach all of our programs with a singular focus: to translate our deep understanding of the molecular drivers of cancer into better therapies and better outcomes for patients.

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

Revenue Recognition

Under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”), we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product revenue, net

The transaction price for product sales includes estimates of variable consideration related to certain adjustments, including chargebacks, government and commercial rebates, incentives, product returns, trade discounts and other allowances, which are estimated using the expected value method. The estimated variable consideration may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur. The amount of variable consideration is determined based on estimates and assumptions that reflect our payor and channel mix, contractual and statutory provisions, industry data specific to specialty pharmaceutical distribution and forecasts developed using historical experience and patterns. These estimates and assumptions are reviewed and updated each reporting period and, if necessary, we adjust our estimate of the overall transaction price as additional information becomes known. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of product revenue in the period of adjustment.

License and collaboration revenues

Our license and collaboration revenues have been generated primarily through collaborative research, development, manufacture and commercialization agreements. The terms of these agreements generally include the license of intellectual property and associated know-how and the provision of other goods and services. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; manufacturing supply services; milestone payments; and royalties on future product sales. We utilize key assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract, which may include revenue forecasts, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. Because the amount of revenue recognized for each performance obligation is determined based upon its relative stand-alone selling price, an increase or decrease of 10% in the estimated fair value of each performance obligation would not have a significant impact on the amount of revenue recognized.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, packaging, freight-in and overhead. We primarily use actual costs to determine the cost basis for our inventory. The determination of whether inventory costs will be realizable requires the use of significant estimates. We review our inventories each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, to identify any excess, obsolete, slow moving, or otherwise unsaleable items.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

This section provides an analysis of our financial results for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021. For the discussion covering the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022.

The following table summarizes our results of operations for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021
Product revenue, net	$713	$—	$713
License and collaboration revenues	11,723	72,092	(60,369)
Cost of product revenue	600	—	600
Research and development expenses	531,627	508,594	23,033
Selling, general and administrative expenses	239,798	136,679	103,119
Other income (expense), net	19,230	(5,304)	24,534
Income tax expense	508	3,299	(2,791)

Product revenue, net

Product revenue, net relates to sales of KRAZATI, which received approval by the FDA and launched commercially in the U.S. in December 2022. Product revenue, net for the year ended December 31, 2022 was $0.7 million. There was no product revenue for the year ended December 31, 2021.

License and collaboration revenues

License and collaboration revenues relate to the Zai Agreement under which Zai was granted an exclusive license to develop, manufacture and commercialize adagrasib in the Zai Licensed Territory, and the BeiGene Agreement under which BeiGene was granted an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Licensed Territory. License and collaboration revenues for the year ended December 31, 2022 were $11.7 million, and are primarily comprised of $10.0 million of milestone payments earned, including $5.0 million related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China and $5.0 million related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China, and $1.5 million of revenue related to clinical supply revenue under the Zai Agreement. License and collaboration revenues for the year ended December 31, 2021 were $72.1 million, comprised of $66.6 million of license and collaboration revenues under the Zai Agreement related to the transfer of the license and related know-

how to Zai, $5.0 million of development milestone revenues related to the initiation of the first pivotal clinical trial in the BeiGene Licensed Territory, and $0.4 million related to the manufacturing supply services agreement with BeiGene.

Cost of product revenue

Cost of product revenue for the year ended December 31, 2022 was $0.6 million and was primarily due to non-recurring, launch-related product distribution costs for KRAZATI following FDA approval in December 2022. KRAZATI was approved in December 2022, therefore there was no cost of product revenue for the year ended December 31, 2021.

Research and Development Expenses

Research and development expenses consist primarily of:

•salaries and related expenses for personnel, including share-based compensation;

•fees paid to external service providers such as CROs and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, formulation of clinical drug supplies and manufacturing costs of commercial inventory prior to the approval of KRAZATI;

•fees paid to contract service providers related to drug discovery efforts including chemistry and biology services;

•license fees paid in connection with our early discovery efforts; and

•costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred.

Our research and development efforts during the years ended December 31, 2022 and 2021 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses, (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$174,823	$224,440	$(49,617)
Sitravatinib	60,966	68,799	(7,833)
MRTX1719	7,546	4,730	2,816
MRTX0902	1,798	—	1,798
Pre-clinical development programs	33,104	34,027	(923)
Total third-party research and development expenses	278,237	331,996	(53,759)
Salaries and other employee related expense	102,767	74,125	28,642
Share-based compensation expense	113,544	68,496	45,048
Other research and development costs	37,079	33,977	3,102
Research and development expense	$531,627	$508,594	$23,033

Research and development expenses for the year ended December 31, 2022 were $531.6 million compared to $508.6 million during the year ended December 31, 2021. The increase of $23.0 million was primarily related to an increase in development costs to advance our preclinical and clinical development programs, and an increase in headcount-related costs, including share-based compensation and salaries, due to the growth of our headcount to support our growing portfolio, offset primarily by a reduction in manufacturing costs for adagrasib to support our NDA and commercial launch.

At this time, due to the risks inherent in the clinical development process and product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our clinical programs and early discovery programs. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale up or in obtaining regulatory approvals could lead to increased research and development expense and, in turn, have a material adverse effect on our results of operations. We expect that our research and development expenses may increase if we are successful in advancing our clinical programs or our other preclinical programs into more advanced stages of clinical development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, commercial and support functions. Other selling, general and administrative expenses include commercial activities such as marketing, professional fees, rent and utilities and insurance.

Selling, general and administrative expenses for the year ended December 31, 2022 were $239.8 million compared to $136.7 million for the same period in 2021. The increase of $103.1 million was primarily due to an increase in headcount-related costs, including share-based compensation and salaries, and commercial readiness costs, as we prepared for the commercial launch of KRAZATI.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2022 was income of $19.2 million compared to an expense of $5.3 million for the same period in 2021. The increase of $24.5 million was primarily due to a gain recognized on the dissolution of one of our subsidiaries, MethylGene, Inc., of $9.5 million, which represented a cumulative foreign currency translation gain within accumulated other comprehensive income, an increase of $12.7 million in interest income mainly due to higher interest rates, and a favorable impact of $2.7 million from the change in fair value of the long-term investment in ORIC Pharmaceuticals, Inc., which was acquired in 2020 in connection with the ORIC Agreement.

Income Tax Expense

Income tax expense for the year ended December 31, 2022 was $0.5 million and related to foreign withholding taxes related to the milestone payments received from Zai in connection with the initiation of pivotal clinical trials of adagrasib for the first and second indications in China during 2022. Income tax expense for the year ended December 31, 2021 was $3.3 million and related to foreign withholding taxes as a result of the upfront payment received from Zai in July 2021.

A summary of our Results of Operations for the year ended December 31, 2020 may be found in our Annual Reports on Form 10-K, filed with the SEC on February 28, 2022 and February 25, 2021.

Liquidity and Capital Resources

We regularly evaluate our liquidity and capital resources, including our access to external capital, to ensure we can adequately meet our principal cash requirements, which include funding research and development programs, including discovery research, preclinical and clinical development activities, commercial operating costs and commitments.

Sources of Liquidity

To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock, and, through up-front payments, research funding and milestone payments under collaborative arrangements.

As of December 31, 2022, we had $1.1 billion of cash, cash equivalents and short-term investments compared to $1.5 billion as of December 31, 2021.

In 2022, we received net proceeds of $155.0 million from issuances and sales of 1,880,097 shares of our common stock under the July 2021 amended and restated sales agreement with Cowen and Company, LLC (the “Sales Agreement”). Pursuant to the Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million. As of December 31, 2022, approximately $345.0 million remained available for issuance under the Sales Agreement.

In 2021, we received net proceeds of $474.7 million from public offerings of our common stock and $68.4 million relating to upfront license and milestone payments in connection with collaboration agreements. During 2020, we completed public offerings of our common stock that generated total net proceeds of $1.2 billion.

Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will provide us with sufficient liquidity to finance our cash requirements for at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities and the commercial launch of KRAZATI. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related selling, general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic, actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Uses of Liquidity

We utilize our capital to fund research and development activities as well as commercialization activities associated with our approved drug. We invest a significant amount of capital in preclinical and clinical development costs, including the cost of manufacturing our product candidates and commercially available drug.

It can take a significant amount of time and capital resources to successfully complete all stages of research and development and commercialization of a product candidate. The length of time and funding required cannot be accurately estimated as it varies substantially according to the type, complexity, novelty and intended use of a product candidate. The funding necessary to execute product development and commercialization is uncertain and we are unable to accurately predict when or if we will be able to achieve or maintain profitability. The funding necessary to execute our business strategies is subject to numerous uncertainties and we may be required to make substantial expenditures if unforeseen difficulties arise in certain areas of our business. In particular, our future capital requirements will depend on many factors, including:

•the success of our commercialization efforts and market acceptance of KRAZATI (approved by the FDA and launched commercially in the U.S. in December 2022) and other drug product candidates;

•the timing and outcome of regulatory review of KRAZATI and other drug product candidates;

•continued progress in our research and development and clinical development programs;

•the cost of manufacturing clinical supply for our clinical trials and commercial manufacturing; and

•addition and retention of key research, development and commercial personnel, including sales and marketing.

Contractual Obligations

Our principal commitments as of December 31, 2022 include both short and long-term future obligations.

Operating Lease

We have a non-cancelable operating lease agreement where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, refer to Note 15 in our accompanying consolidated financial statements.

Pfizer Agreement

In addition to a $15.0 million milestone payment due under our license and collaboration agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer Inc. (“Pfizer”)) incurred in December 2022 relating to the first commercial sale of KRAZATI in the U.S., the agreement also includes potential future sales milestone payments and royalties arising from the collaboration. For more information, refer to Note 10 in our accompanying consolidated financial statements.

Other

We enter into contracts in the normal course of business with clinical sites for the conduct of clinical trials, CROs for clinical research studies, professional consultants for expert advice and other vendors for clinical and commercial manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Historical Cash Flows

Cash Flows for the Years Ended December 31, 2022 and 2021

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(570,570)	$(388,800)
Net cash provided by (used in) investing activities	225,803	(588,901)
Net cash provided by financing activities	166,944	505,222
Decrease in cash, cash equivalents, and restricted cash	$(177,823)	$(472,479)

Net cash used in operating activities

Net cash used in operating activities was $570.6 million and $388.8 million for the years ended December 31, 2022 and 2021, respectively. Cash used in operating activities during 2022 primarily related to our net loss of $740.9 million, adjusted for non-cash share-based compensation expense of $186.2 million and net cash outflows from a change in our operating assets and liabilities of $10.1 million. Cash used in operating activities during 2021 primarily related to our net loss of $581.8 million, adjusted for non-cash share-based compensation expense of $113.5 million and net cash inflows from a change in our operating assets and liabilities of $65.6 million.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the years ended December 31, 2022 and 2021 was an inflow of $225.8 million and an outflow of $588.9 million, respectively, and reflects the sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2022 was $166.9 million and consisted primarily of net proceeds received from the issuance and sale of our common stock under the Sales Agreement, exercise of common stock options, and stock issuances under the employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2021 was $505.2 million and consisted of proceeds from issuance and sale of common stock in public offerings, exercise of common stock options, and stock issuances under the employee stock purchase plan.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.     Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15 of this Annual Report.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the consolidated financial statements included in this Form 10-K for the year ended December 31, 2022 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mirati Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Mirati Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mirati Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Mirati Therapeutics, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 28, 2023

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed in connection with our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

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

Item 11.     Executive Compensation

           The information required by this item is incorporated by reference to the 2023 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated by reference to the 2023 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

            The information required by this item is incorporated by reference to the 2023 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

            The information required by this item is incorporated by reference to the 2023 Proxy Statement.

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

10.9+
2022 Equity Incentive Plan (as approved by the Registrant's Stockholders May 12, 2022), Form of Stock Option Grant Notice and Stock Option Agreement, Form of RSU Grant Notice with Sell to Cover Election and Award Agreement, and Form of RSU Grant Notice and Award Agreement, thereunder (incorporated by reference to Mirati Therapeutics, Inc.'s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 20, 2022).

10.10+
Senior Executive Employment Agreement, dated September 24, 2012, by and among MethylGene Inc. and Dr. Charles M. Baum (incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013).

10.11+
Amended and Restated Employment Agreement, dated July 2, 2013, by and between the Registrant and Dr. Charles M. Baum (incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on July 9, 2013).

10.12+
Letter Agreement, dated May 20, 2013, by and between MethylGene Inc. and James Christensen (incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 11, 2015).

10.13+
Form of Indemnity Agreement (incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-1 (No. 333-191544), filed with the Securities and Exchange Commission on October 3, 2013).

10.14+	Non-Employee Director Compensation Policy, effective January 6, 2023.
10.15+
Amendment to Amended and Restated Employment Agreement, dated December 19, 2016, by and between the Registrant and Dr. Charles Baum (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017).

10.16+
Amendment to Letter Agreement, dated December 19, 2016, by and between the Registrant and James Christensen (incorporated by reference to Mirati Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017).

10.17
Collaboration and License Agreement, dated January 7, 2018, by and among Mirati Therapeutics, Inc., MethylGene Inc. and BeiGene, Ltd. (incorporated by reference to Mirati Therapeutics, Inc.’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 20, 2018).

10.18
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

10.20
Lease to 3545 Cray Court, dated August 22, 2019 (incorporated by reference to Mirati Therapeutics, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2019).

10.21
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

10.29
Amended and Restated Second Amendment to Letter Agreement, effective September 20, 2021, by and between the Registrant and Dr. James Christensen (incorporated by reference to Mirati Therapeutics Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 28, 2022).

10.30+
Employment Agreement, dated April 7, 2022, by and between the Registrant and Laurie D. Stelzer (incorporated by reference to Mirati Therapeutics Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 3, 2022).

10.31+
Mirati Therapeutics Inc. Executive Severance Plan (incorporated by reference to Mirati Therapeutics Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2022).

10.32	Letter Agreement, dated December 16, 2022, by and between the Registrant and James Christensen.
10.33	Employment Agreement, dated August 17, 2022, by and between the Registrant and Alan Sandler, M.D.
10.34+
Amendment to Mirati Therapeutics, Inc. Inducement Plan (incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 15, 2022).

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
**    Certain portions of this exhibit (indicated by “[***]”) have been omitted as Mirati Therapeutics, Inc. customarily and actually treats that information as private or confidential and the omitted information is not material.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Mirati Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirati Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
At December 31, 2022, the Company incurred $531.6 million for research and development expenses and accrued $67.3 million for research and development expenses. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities, including contract services for clinical trials and related clinical manufacturing costs. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with Clinical Research Organizations (“CROs”) and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.
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

San Diego, California
February 28, 2023

Mirati Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$235,260	$413,083
Short-term investments	848,577	1,078,257
Accounts receivable, net	865	—
Inventory	3,020	—
Other current assets	21,239	16,643
Total current assets	1,108,961	1,507,983
Property and equipment, net	17,540	15,824
Intangible asset, net	14,914	—
Long-term investment	3,465	8,218
Right-of-use asset	36,122	37,680
Other long-term assets	21,645	19,049
Total assets	$1,202,647	$1,588,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,861	$35,163
Accrued liabilities	120,587	108,495
Total current liabilities	159,448	143,658
Lease liability	43,661	45,879
Other liabilities	3,022	2,179
Total liabilities	206,131	191,716
Commitments and contingencies (see Note 15)
Shareholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 57,854,559 and 55,356,904 issued and outstanding at December 31, 2022 and 2021, respectively	58	55
Additional paid-in capital	3,453,066	3,099,937
Accumulated other comprehensive (loss) income	(3,719)	9,068
Accumulated deficit	(2,452,889)	(1,712,022)
Total shareholders’ equity	996,516	1,397,038
Total liabilities and shareholders’ equity	$1,202,647	$1,588,754

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Product revenue, net	$713	$—	$—
License and collaboration revenues	11,723	72,092	13,398
Total revenue	12,436	72,092	13,398
Operating expenses
Cost of product revenue	600	—	—
Research and development	531,627	508,594	299,349
Selling, general and administrative	239,798	136,679	83,412
Total operating expenses	772,025	645,273	382,761
Loss from operations	(759,589)	(573,181)	(369,363)
Other income (expense), net	19,230	(5,304)	11,426
Loss before income taxes	(740,359)	(578,485)	(357,937)
Income tax expense	508	3,299	—
Net loss	$(740,867)	$(581,784)	$(357,937)
Foreign currency translation adjustment	(9,563)	—	—
Unrealized loss on available-for-sale investments	(3,224)	(691)	(130)
Comprehensive loss	$(753,654)	$(582,475)	$(358,067)
Net loss per share, basic and diluted	$(13.18)	$(11.21)	$(7.96)
Weighted average common shares outstanding, basic and diluted	56,232,249	51,882,538	44,987,555

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Shares	Amount
Balance at December 31, 2019	39,517,329	$40	$1,144,667	$9,889	$(772,301)	$382,295
Net loss	—	—	—	—	(357,937)	(357,937)
Issuance of common stock, net of issuance costs	8,124,168	8	1,203,609	—	—	1,203,617
Share-based compensation expense	—	—	85,847	—	—	85,847
Issuance of common stock from ESPP	14,436	—	1,206	—	—	1,206
Issuance of common stock under equity incentive plans	1,319,901	1	45,890	—	—	45,891
Net exercise of warrants	1,463,235	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(130)	—	(130)
Balance at December 31, 2020	50,439,069	$50	$2,481,218	$9,759	$(1,130,238)	$1,360,789
Net loss	—	—	—	—	(581,784)	(581,784)
Issuance of common stock, net of issuance costs	3,448,275	3	474,694	—	—	474,697
Share-based compensation expense	—	—	113,502	—	—	113,502
Issuance of common stock from ESPP	20,672	—	2,567	—	—	2,567
Issuance of common stock under equity incentive plans	825,074	1	27,957	—	—	27,958
Net exercise of warrants	623,814	1	(1)	—	—	—
Unrealized loss on investments	—	—	—	(691)	—	(691)
Balance at December 31, 2021	55,356,904	$55	$3,099,937	$9,068	$(1,712,022)	$1,397,038
Net loss	—	—	—	—	(740,867)	(740,867)
Issuance of common stock under ATM, net of issuance costs	1,880,097	2	155,009	—	—	155,011
Share-based compensation expense	—	—	186,188	—	—	186,188
Issuance of common stock from ESPP	59,732	—	2,008	—	—	2,008
Issuance of common stock under equity incentive plans	557,826	1	9,924	—	—	9,925
Unrealized loss on investments	—	—	—	(3,224)	—	(3,224)
Foreign currency translation adjustment	—	—	—	(9,563)	—	(9,563)
Balance at December 31, 2022	57,854,559	$58	$3,453,066	$(3,719)	$(2,452,889)	$996,516

See accompanying notes

Mirati Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(740,867)	$(581,784)	$(357,937)
Non-cash adjustments reconciling net loss to operating cash flows
Non-cash consideration earned from license agreement	—	—	(11,424)
Change in fair value of long-term investment	4,753	7,411	(4,205)
Depreciation and amortization expense	2,929	1,781	641
Amortization of premium and accretion of discounts on investments	(4,200)	4,702	(674)
Share-based compensation expense	186,188	113,502	85,847
Loss on disposal of fixed assets	294	—	—
Foreign currency adjustments	(9,563)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(865)	—	—
Inventory	(3,020)	—	—
Other current assets	(4,596)	(3,107)	(4,180)
Other long-term assets	(2,596)	(9,892)	(3,424)
Right-of-use asset	1,558	2,210	582
Lease liability	4,285	5,315	(652)
Accounts payable, accrued liabilities and other liabilities	(4,870)	71,062	23,895
Cash flows used in operating activities	(570,570)	(388,800)	(271,531)
Investing activities:
Purchases of short-term investments	(956,704)	(1,422,729)	(662,824)
Sales and maturities of short-term investments	1,187,358	843,623	527,334
Purchases of property and equipment	(4,851)	(9,795)	(4,367)
Cash flows provided by (used in) investing activities	225,803	(588,901)	(139,857)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	155,011	474,697	1,203,617
Proceeds from issuance of common stock under equity incentive plans	9,925	27,958	45,891
Proceeds from issuances under employee stock purchase plan	2,008	2,567	1,206
Cash flows provided by financing activities	166,944	505,222	1,250,714
(Decrease) increase in cash, cash equivalents and restricted cash	(177,823)	(472,479)	839,326
Cash, cash equivalents and restricted cash, beginning of year	413,703	886,182	46,856
Cash, cash equivalents and restricted cash, end of year	$235,880	$413,703	$886,182

Reconciliation of cash, cash equivalents and restricted cash, end of year:
Cash and cash equivalents	$235,260	$413,083	$885,562
Restricted cash included in other long-term assets	620	620	620
Total cash, cash equivalents and restricted cash	$235,880	$413,703	$886,182

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$—	$583	$292
Capitalized intangible asset included in accrued liabilities	$15,000	$—	$—
Allowance utilized for tenant improvements	$—	$—	$2,015
Initial recognition of operating right-of-use asset	$—	$—	$39,890
Initial recognition of operating lease liability	$—	$—	$41,905

See accompanying notes

Mirati Therapeutics, Inc.
Notes to Consolidated Financial Statements

1.    Description of Business

Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a commercial-stage oncology company developing product candidates to address the genetic and immunological promoters of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly-owned subsidiary, Mirati Therapeutics B.V. (“Mirati B.V.”), which was formed on August 3, 2021 in Amsterdam, Netherlands, and a wholly-owned subsidiary, Mirati Therapeutics (Suisse) GmbH (“Mirati Suisse”), which was formed on May 24, 2022 in Zug, Switzerland. The Company operates as one business segment, primarily in the United States. The Company’s common stock has been listed on the Nasdaq Global Select Market since June 5, 2018, and was previously listed on the Nasdaq Capital Market since July 15, 2013, under the ticker symbol “MRTX.”

The Company’s former wholly-owned subsidiary in Canada, MethylGene, Inc. (“MethylGene”), which was formed on May 8, 2013 pursuant to an arrangement agreement between the Company and MethylGene, was reorganized in 2022 and formally dissolved in December 2022. As a result of the reorganization, the Company recognized a gain of $9.5 million within other income during the year ended December 31, 2022, which represented the cumulative foreign currency translation gain within accumulated other comprehensive income.

2.    Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company, Mirati B.V., Mirati Suisse, and MethylGene (until its dissolution in December 2022). All significant inter-company transactions, balances and expenses have been eliminated upon consolidation.

These consolidated financial statements are presented in United States (“U.S.”) Dollars, which is also the functional currency of the Company.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Accounts Receivable, net

Accounts receivable, net consists of trade receivables which are amounts due from customers related to product sales. The Company records trade receivables net of chargebacks, invoice discounts, distribution service fees and any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectibility as these patterns are established over a longer period of time. As of December 31, 2022, the Company determined an allowance for doubtful accounts was not required. The Company did not have trade receivables as of December 31, 2021.

Inventory

The Company began capitalizing inventory for KRAZATI, which received approval by the U.S. Food and Drug Administration (“FDA”) and launched commercially in the U.S. in December 2022. KRAZATI is approved for the treatment of adult patients with KRAS G12C-mutated non-small cell lung cancer (“NSCLC”) who have received at least one prior systemic therapy. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the impairment is first identified. Such write downs, should they occur, are charged to cost of product revenue in the consolidated statement of operations and comprehensive loss. As of December 31, 2022, the Company did not identify any impaired inventory.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance of Revenue From Contracts With Customers, Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product revenue, net

The Company’s product revenue consists of sales of KRAZATI. The Company sells KRAZATI principally to specialty pharmacies and specialty distributors, which are referred to as the Company’s customers. These customers subsequently resell the product to healthcare providers and patients. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer.

The Company records revenues from product sales at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established primarily from chargebacks, government and commercial rebates, incentives, product returns, trade discounts and other allowances that are offered in contracts between the Company and its customers, healthcare providers and other third-party payors relating to the sales of its product. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables, if the amount is deductible by the customer from payments to the Company, which is included within accounts receivable, net on the consolidated balance sheet, or a current liability, if the amount is payable by the Company to a customer or third-party, which is included within accrued liabilities on the consolidated balance sheet. The Company estimates the amount of variable consideration to include in the transaction price using the expected value method. These estimates take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted customer buying and payment patterns, and the Company’s historical experience that will develop over time as KRAZATI is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks. Chargebacks relate to contracts with various third-party payors, including governmental healthcare programs, managed care providers, group purchasing organizations and other organizations, that generally purchase the product from a specialty distributor at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by its contracted customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales by the specialty distributor to its contracted customers. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue.

Government rebates. The Company is subject to discount obligations under Medicare, Medicaid, and other governmental healthcare programs in the U.S. The Company’s estimates of rebates are based on the government-mandated discounts, which are statutorily-defined and applicable to these government funded programs. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the accrual of an estimated liability. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program.

Commercial rebates. The Company contracts with various private payor organizations and group purchasing organizations for the payment of rebates with respect to the utilization of its product. The Company’s estimates for the expected utilization of rebates are based on customer and payor data received from the specialty pharmacies and specialty distributors and historical utilization rates that will develop over time as KRAZATI is the Company’s first commercial product. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the accrual of an estimated liability.

Incentives. The Company offers incentives such as co-payment assistance to commercially insured patients in the U.S. who meet certain eligibility requirements. The Company may provide financial assistance to participating patients with prescription drug co-payments required by the patients’ insurance provider, up to a specified dollar amount. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the accrual of an estimated liability.

Product returns. Generally, the Company’s customers have the right to return product for a limited time before and after its expiration date. Since the Company does not have its own returns experience, it estimates returns based on available industry data for comparable products in the market as well as other information, such as visibility into the inventory remaining in the distribution channel and expiration date. As the Company distributes its product and establishes historical sales over a longer period of time, the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. The estimate for product returns is recorded as an accrued liability and a reduction of revenue in the period the related product sales are recognized.

Trade allowances. The Company may provide invoice discounts on product sales to its customers for prompt payment based on contractual terms. These discounts are recorded as a reduction of revenue in the period the related product revenue is recognized. Trade receivables are recorded net of the allowance for these discounts. The Company also pays fees to its distributors for their services. The Company has determined such services are not distinct from the Company’s sale of product to its customers and therefore records these payments as a reduction of revenue in the period the related product revenue is recognized. To the extent the services received are distinct from the Company’s sale of product to its customers, these payments will be recorded within selling, general and administrative expense in the consolidated statement of operations and comprehensive loss.

License and collaboration revenues

The Company’s license and collaboration revenues have been generated primarily through collaborative research, development, manufacture and commercialization agreements. The terms of these agreements generally include the license of intellectual property and associated know-how and the provision of other goods and services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; manufacturing supply services; milestone payments; and royalties on future product sales.

License of Intellectual Property. If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue associated with the bundled performance obligation.

Manufacturing Supply Services. The Company’s obligation under the agreements may include the initial supply of material for clinical development. If determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to this performance obligation when the collaborative partner obtains control of the goods. If determined not to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the combined performance obligation as the related performance obligations are satisfied.

Milestone Payments. At the inception of each arrangement that includes milestone payments based upon the achievement of specified clinical development, regulatory and/or sales milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone amount is included in the transaction price. Milestone payments that are dependent on factors outside of the Company’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. These payments are fully constrained and therefore are not included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Intangible Asset, Net

The Company’s finite-lived intangible asset resulted from the capitalization of a milestone payment due under a license and collaboration agreement in connection with the first commercial sale of KRAZATI in the U.S. in December 2022. The intangible asset will be amortized on a straight-line basis over its remaining useful life, which is estimated to be the remaining patent life of KRAZATI. Amortization expense is recorded as cost of product revenue in the consolidated statement of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. The Company recognized no impairment charges for the years ended December 31, 2022, 2021 and 2020.

Cost of Product Revenue

Cost of product revenue includes direct and indirect costs related to the manufacturing and distribution of KRAZATI, including materials, third-party manufacturing costs, packaging services, freight-in, overhead, royalties payable on net sales of KRAZATI and inventory reserves. All product costs incurred prior to FDA approval of KRAZATI in December 2022 were charged to research and development expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related benefits, including share-based compensation expense, related to the Company’s executive, finance, legal, commercial and support functions. Other selling, general and administrative expenses include commercial activities such as marketing, professional fees, rent and utilities and insurance.

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

The following table presents the weighted average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Year Ended December 31,
	2022	2021	2020
Common stock options	1,194,371	2,358,594	2,503,294
Common stock warrants	7,605,711	7,713,576	9,210,824
Unvested restricted stock units and performance stock units	1,748,730	656,158	347,261
Total	10,548,812	10,728,328	12,061,379

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

3.    Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$95,195	$—	$(662)	$94,533
Commercial paper	1 year or less	443,489	65	(811)	442,743
U.S. Agency bonds	2 years or less	90,351	22	(434)	89,939
U.S. Treasury bills	2 years or less	223,216	8	(1,862)	221,362
		$852,251	$95	$(3,769)	$848,577

		As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$236,170	$36	$(248)	$235,958
Commercial paper	1 year or less	621,947	127	(95)	621,979
U.S. Agency bonds	1 year or less	58,092	—	—	58,092
U.S. Treasury bills	2 years or less	162,500	—	(272)	162,228
		$1,078,709	$163	$(615)	$1,078,257

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. As of December 31, 2022 and 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of December 31, 2022 and 2021, no allowance for credit losses was recorded. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any impairment losses related to investments.

The long-term investment balance of $3.5 million and $8.2 million as of December 31, 2022 and 2021, respectively, is comprised of 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock which were acquired in 2020. The investment is carried at fair value which, as of December 31, 2022, is based on the closing price of ORIC’s common stock on the last trading day of the reporting period. As of December 31, 2021, the fair value was based on the closing price of ORIC’s common stock on the last trading day of the reporting period and was adjusted for a discount for lack of marketability due to an eighteen-month lock-up period which expired in the first quarter of 2022. The Company records any change in fair value within other income (expense), net in the consolidated statements of operations and comprehensive loss, and recorded a loss of $4.8 million, a loss of $7.4 million and a gain of $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company currently does not intend to sell ORIC shares within 12 months from December 31, 2022. See Note 4 for further details.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$53,033	$53,033	$—	$—
Money market funds	174,262	174,262	—	—
U.S. Agency bonds	7,965	—	7,965	—
Total cash and cash equivalents	235,260	227,295	7,965	—

Short-term investments:
U.S. Treasury bills	221,362	221,362	—	—
Corporate debt securities	94,533	—	94,533	—
Commercial paper	442,743	—	442,743	—
U.S. Agency bonds	89,939	—	89,939	—
Total short-term investments	848,577	221,362	627,215	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	3,465	3,465	—	—

Total	$1,087,302	$452,122	$635,180	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$19,347	$19,347	$—	$—
Money market funds	393,736	393,736	—	—
Total cash and cash equivalents	413,083	413,083	—	—

Short-term investments:
U.S. Treasury bills	162,228	162,228	—	—
Corporate debt securities	235,958	—	235,958	—
Commercial paper	621,979	—	621,979	—
U.S. Agency bonds	58,092	—	58,092	—
Total short-term investments	1,078,257	162,228	916,029	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	8,218	—	—	8,218

Total	$1,499,558	$575,311	$916,029	$8,218

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2022 and 2021. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

The Company’s long-term investment in ORIC as of December 31, 2021 was considered a Level 3 fair value measurement and utilized a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques with unobservable inputs of 69% volatility and an expected term of 0.1 years to determine the discount for lack of marketability of 5.0%. In the first quarter of 2022, the eighteen-month lock-up period expired, and because ORIC common stock is quoted in an active market, it meets the criteria of a Level 1 investment. In the first quarter of 2022, the Company transferred the investment in ORIC from a Level 3 fair value measurement to a Level 1 fair value measurement. See Note 10 for further details on the license agreement with ORIC.

The following table represents the changes in estimated fair value of the Company’s Level 3 investment (in thousands):

Balance as of December 31, 2020	$15,629
Change in fair value	(7,411)
Balance as of December 31, 2021	$8,218
Change in fair value at lock-up expiration	(3,100)
Transfer from Level 3 to Level 1 at lock-up expiration	(5,118)
Balance as of December 31, 2022	$—

Other than the investment in ORIC described above, there were no transfers between fair value measurement levels in the years ended December 31, 2022 and 2021.

5.    Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$—	$—
Work-in-process	2,994	—
Finished goods	26	—
Total inventory	$3,020	$—

All of the Company’s inventory relates to the manufacturing of KRAZATI subsequent to FDA approval in December 2022. There were no inventory write downs during the year ended December 31, 2022.

6.    Other Current Assets and Other Long-Term Assets

Other current assets and other long-term assets consisted of the following (in thousands):

	December 31,
	2022	2021
Other current assets:
Prepaid expenses	$15,207	$11,895
Deposits and other receivables	3,162	2,235
Interest receivables	2,870	2,513
Total other current assets	$21,239	$16,643

Other long-term assets:
Deposits and prepaid expenses	$21,025	$18,429
Restricted cash	620	620
Total other long-term assets	$21,645	$19,049

7.    Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$14,027	$9,733
Leasehold improvements	6,482	6,275
Office and other equipment	2,165	2,131
Computer equipment	354	507
Gross property and equipment	23,028	18,646
Less: Accumulated depreciation	(5,488)	(2,822)
Property and equipment, net	$17,540	$15,824

The Company incurred depreciation expense of $2.8 million, $1.8 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8.    Intangible Asset, Net

Intangible asset, net consisted of the following (in thousands):

	December 31,
	2022	2021
Gross carrying value	$15,000	$—
Less: Accumulated amortization	(86)	—
Intangible asset, net	$14,914	$—

The Company has a finite-lived intangible asset, resulting from the capitalization of a milestone payment due under the license and collaboration agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer Inc. (“Pfizer”) in July 2019), in connection with the Company’s first commercial sale of KRAZATI in the U.S. in December 2022 (see Note 10). The Company began amortizing the intangible asset in December 2022 over a 14.5-year period based on KRAZATI’s expected patent life, which is considered to be KRAZATI’s useful life. The Company incurred amortization expense of $0.1 million for the year ended December 31, 2022 which was included in cost of product revenue in the consolidated statement of operations and comprehensive loss. No amortization expense was recorded for either of the years ended December 31, 2021 or 2020.

As of December 31, 2022, the estimated future amortization expense associated with the Company’s intangible asset is as follows (in thousands):

2023	$1,034
2024	1,034
2025	1,034
2026	1,034
2027	1,034
Thereafter	9,744
Total	$14,914

9.    Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued liabilities:
Accrued clinical expense	$37,604	$29,038
Accrued manufacturing expense	6,605	34,153
Accrued development expense	20,107	10,910
Accrued compensation and benefits	40,208	25,845
Accrued commercial expense	3,941	3,650
Accrued adjustments to product revenue	152	—
Lease liability (current)	7,844	1,341
Other accrued expenses	4,126	3,558
Total accrued liabilities	$120,587	$108,495

Other liabilities	$3,022	$2,179

Other liabilities as of December 31, 2022 and 2021 consisted primarily of clinical trial-related liabilities.

10.    Revenue

Product revenue, net

The Company’s product revenue is related to U.S. sales of KRAZATI, which it began shipping to customers in December 2022. Revenue is reduced at the time of recognition for the Company’s best estimate of chargebacks, government and commercial rebates, incentives, returns, trade discounts and other allowances to which customers are entitled. These reductions are currently attributed to various commercial arrangements.

As of December 31, 2022, the Company’s accounts receivable balance of $0.9 million on the consolidated balance sheet consisted of KRAZATI product sales receivable, net of chargebacks, discounts and allowances of $0.1 million. The Company did not have an accounts receivable balance as of December 31, 2021.

As of December 31, 2022, the Company’s government and commercial rebates, program incentives and provision for product returns totaled $0.2 million and are included in accrued liabilities on the consolidated balance sheets. The Company did not have product reserves as of December 31, 2021.

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

Revenue Recognition

The Company evaluated the BeiGene Agreement under Topic 606. At the time it entered into the BeiGene Agreement, the Company determined the transaction price was equal to the up-front fee of $10.0 million. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies. As such, of the up-front fee, the Company allocated $9.5 million to the license of the Company’s intellectual property, bundled with the associated know-how, and the remaining $0.5 million to the initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory.

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation and the Company recognized the full revenue amount of $9.5 million related to this performance obligation as license and collaboration revenues in 2018.

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. No revenue was recognized as license and collaboration revenues related to this performance obligation for the year ended December 31, 2022. The Company recognized $0.4 million as license and collaboration revenues related to this performance obligation for the year ended December 31, 2021. The Company recognized $2.0 million as license and collaboration revenues related to this performance obligation for the year ended December 31, 2020, of which $1.8 million relates to cost-sharing payments due from BeiGene, and $0.2 million relates to recognition from the deferred revenue balance.

The Company recorded a cost-sharing receivable from BeiGene within other current assets on the consolidated balance sheets of $0.3 million as of December 31, 2021. The Company was not owed a cost-sharing receivable from BeiGene as of December 31, 2022.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during the year ended December 31, 2022. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial in the BeiGene Licensed Territory during the year ended December 31, 2021, and did not earn any milestone payments during the year ended December 31, 2020. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2022, 2021, or 2020.

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

Under the agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $9.5 million in development milestone payments and a $15.0 million milestone payment relating to the first commercial sale of KRAZATI in the U.S. from inception through December 31, 2022.

For the year ended December 31, 2022, the Company incurred a $15.0 million milestone payment relating to the first commercial sale of KRAZATI in the U.S., which was capitalized as in-process research and development as of December 31, 2022. For the year ended December 31, 2021, the Company incurred expenses under these agreements of $5.0 million related to initiation of the first Phase 3 trial for adagrasib. For the year ended December 31, 2020, the Company incurred expenses of $4.8 million, consisting of a $3.0 million milestone payment for initiation of the first Phase 2 trial for adagrasib, a $0.3 million milestone payment for initiation of the first regulatory toxicology study for MRTX1133, and $1.5 million in research and development services.

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

In determining the transaction price, the Company received the Shares as non-cash consideration. The Company allocated the entire transaction price to the distinct performance obligation described above, and the license and related know-how was transferred to ORIC during the third quarter of 2020. Therefore, the Company recognized the entire transaction price of $11.4 million during 2020 and classified the amount as license and collaboration revenues in its consolidated statements of operations and comprehensive loss.

The Shares are carried at fair value and are recorded on the consolidated balance sheet as a long-term investment. Any change in fair value is recorded within other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Zai during the year ended December 31, 2021 and, therefore during 2021, the Company recognized the full revenue amount of $66.6 million as license and collaboration revenues and $3.3 million as income tax expense in its consolidated statements of operations and comprehensive loss.

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. The Company recognized $1.5 million of revenue related to this performance obligation for the year ended December 31, 2022. No revenue related to this performance obligation was recognized for the year ended December 31, 2021. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China and a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China and recognized $0.5 million as income tax expense during the year ended December 31, 2022. No milestone payments were earned during the year ended December 31, 2021. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the years ended December 31, 2022 or 2021.

11.    Stockholders’ Equity

Common Stock

The following shares were reserved for future issuance:

December 31, 2022
Common stock options outstanding	5,537,791
Restricted stock units outstanding	2,161,765
Warrants to purchase common stock	7,605,811
Employee Stock Purchase Plan	48,032
Shares available for grant	4,520,741
Total	19,874,140

Sale of Common Stock

In November 2021, the Company issued and sold 3,448,275 shares of its common stock at a public offering price of $145.00 per share. After deducting underwriter discounts, commissions and estimated offering expenses, the Company received net proceeds from the transaction of $474.7 million.

In October 2020, the Company issued and sold 4,585,706 shares of its common stock at a public offering price of $202.00 per share. After deducting underwriter discounts, commissions and estimated offering expenses, the Company received net proceeds from the transaction of approximately $879.6 million.

In January 2020, the Company issued and sold 3,538,462 shares of its common stock at a public offering price of $97.50 per share. After deducting underwriter discounts, commissions and offering expenses, the Company received net proceeds from the transaction of $324.0 million.

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. During the year ended December 31, 2022, the Company issued and sold 1,880,097 shares of common stock under this sales agreement generating net proceeds of $155.0 million. During the years ended December 31,

2021 and 2020, no shares of common stock were issued and sold under this agreement. As of December 31, 2022, the Company has issued and sold an aggregate of 1,880,097 shares of common stock pursuant to this sales agreement.

Warrants

As of December 31, 2022, the following warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

During the year ended December 31, 2022, no warrants were exercised.

During the year ended December 31, 2021, 623,821 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 623,814 shares of common stock.

During the year ended December 31, 2020, 1,400,012 warrants for shares of the Company’s common stock were exercised via cashless exercise, resulting in the issuance of 1,400,000 shares of common stock, and 63,235 warrants for shares of the common stock were exercised for cash, generating immaterial net proceeds.

12.    Share-Based Compensation

Equity Incentive Plan

In May 2013 the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s Board of Directors and stockholders approved an amendment to the 2013 Plan in 2021 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2013 Plan by 2.5 million shares. In May 2022, the 2022 Equity Incentive Plan (the “2022 Plan”) was approved by the Company’s Board of Directors and stockholders as the successor to the 2013 Plan. All shares available under the 2013 Plan were transferred to the 2022 Plan and the aggregate number of shares of common stock authorized for issuance under the 2022 Plan was increased by 3.5 million shares. As of December 31, 2022, there were approximately 4.1 million shares available to be granted from the 2022 Plan.

In December 2019, the Company’s Board of Directors adopted the Inducement Plan, reserving shares of the Company’s common stock for issuance of stock options and other equity-based awards to new employees who satisfy the standards for inducement grants in accordance with the Nasdaq Stock Market LLC listing rules. In July 2022, the Company's Board of Directors approved an amendment to the Inducement Plan to increase the aggregate number of shares of common stock authorized for issuance by 1.0 million shares. As of December 31, 2022, there were 0.4 million shares available to be issued from the Inducement Plan.

As of December 31, 2022, share-based compensation awards consist of incentive and non-qualified stock options, restricted stock units, and performance stock units. Stock options granted under each of the plans must have an exercise price equal to at least 100% of the fair market value of the Company’s common stock on the date of grant and generally vest over four years. Stock options granted under the 2013 Plan, the 2022 Plan and the Inducement Plan have a contractual term of ten years.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2021	4,532,252	$85.38
Granted	1,690,707	$94.43
Exercised	(272,434)	$36.43
Forfeited and expired	(412,734)	$132.27
Balance outstanding as of December 31, 2022	5,537,791	$87.05	6.7	$33.0
Options exercisable at December 31, 2022	3,187,936	$68.49	5.1	$32.4

The total intrinsic value of stock options exercised was $15.5 million, $91.1 million and $121.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company received total cash of $9.9 million, $28.0 million and $45.9 million for the exercise of options for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $73.9 million, $58.3 million and $52.1 million, respectively.

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

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.4%	0.8%	1.1%
Dividend yield	—%	—%	—%
Volatility factor	74.5%	76.9%	81.5%
Expected term (in years)	5.1	5.1	5.6
Weighted-average estimated fair value per share	$58.11	$110.43	$77.92

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

Expected Term - The expected term represents the weighted-average period the stock options are expected to be outstanding.

The total compensation cost not yet recognized as of December 31, 2022 related to non-vested option awards was $79.0 million which will be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units (“RSUs”)

The Company began issuing RSUs during 2020. RSUs generally vest annually over four years and are subject to continued service. A summary of the Company’s RSU activity for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2021	720,567	$156.55
Granted	1,571,697	$83.78
Released	(217,542)	$152.95
Canceled/forfeited	(193,048)	$124.21
Balance outstanding as of December 31, 2022	1,881,674	$99.51	$85.3

The total fair value of RSUs that vested during the year ended December 31, 2022 was $33.3 million. The total compensation cost not yet recognized as of December 31, 2022 related to non-vested RSUs was $99.8 million, which will be recognized over a weighted-average period of 1.5 years.

Performance Stock Units (“PSUs”)

The Company began issuing PSUs during 2020. PSUs generally begin to vest upon achievement of certain performance goals and are subject to continued service. A summary of the Company’s PSU activity for the year ended December 31, 2022 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (millions)
Balance outstanding as of December 31, 2021	281,611	$157.58
Granted	99,050	$35.57
Released	(67,850)	$158.89
Canceled/forfeited	(32,720)	$150.31
Balance outstanding as of December 31, 2022	280,091	$114.96	$12.7

The total fair value of PSUs that vested during the year ended December 31, 2022 was $10.8 million. The total compensation cost not yet recognized as of December 31, 2022 related to non-vested PSUs was $15.8 million, which will be recognized over a weighted-average period of 1.3 years.

Total share-based compensation expense by consolidated statement of operations and comprehensive loss classification is presented below (in thousands):

	Year ended December 31,
	2022	2021	2020
Research and development expense	$113,544	$68,496	$48,044
Selling, general and administrative expense	72,644	45,006	37,803
	$186,188	$113,502	$85,847

For the years ended December 31, 2022, 2021 and 2020, no share-based compensation expense was capitalized and there were no recognized tax benefits associated with the share-based compensation charge.

2013 Employee Stock Purchase Plan

In May 2013, the Company’s Board of Directors adopted and the stockholders approved the 2013 Employee Stock Purchase Plan (the “ESPP”). In December 2014, the ESPP became effective and the first purchase period began. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than six months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. As of December 31, 2022, 251,968 shares have been issued out of the plan.

13.    Employee Benefit Plan

The Company has a defined contribution 401(k) plan (the “Plan”) for all employees. Employees are eligible to participate in the Plan if they are at least 21 years of age or older. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Company matches up to 5% of an employee’s earnings, subject to Internal Revenue Service limitations. Expense associated with the Company’s matching contribution totaled $4.6 million, $2.5 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020 respectively.

14.    Income Taxes

The income tax expense recorded during the year ended December 31, 2022 of $0.5 million was related to foreign withholding taxes on the milestone payment received in connection with the Zai Agreement. The income tax expense recorded during the year ended December 31, 2021 of $3.3 million was related to foreign withholding taxes on the up-front fee in connection with the Zai Agreement. The Company had no federal income tax expense and immaterial state tax expense for the year ended December 31, 2020.

The differences between the effective income tax rate and the statutory tax rates during the years ended 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss before tax	$(740,359)	$(578,485)	$(357,937)
Statutory U.S. federal tax rate	21.00%	21.00%	21.00%
Tax computed at federal statutory rate	(155,475)	(121,482)	(75,167)
State income taxes, net of federal benefit	(2,305)	(4,657)	(13,490)
Increase (decrease) in taxes recoverable resulting from:
Effect of change in valuation allowance	198,064	150,487	110,985
Non-deductible share-based compensation	6,754	4,783	2,724
Tax deductions for share-based compensation	3,876	(17,243)	(17,991)
Tax credits	(73,383)	(30,289)	(15,672)
Dissolution of Canadian entity	24,761	—	—
Foreign withholding taxes	508	3,299	—
Change in tax rate	(11,224)	2,972	—
Unrecognized tax benefits	6,965	7,573	3,857
Return to provision and other true-ups	(3,871)	115	25
Non-deductible officers’ compensation	5,969	8,318	4,697
Other differences	(131)	(577)	32
Income tax expense	$508	$3,299	$—

Deferred Tax

The following table summarizes the significant components of the Company’s deferred tax assets (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Tangible and intangible depreciable assets	$183,129	$29,576
Stock compensation	46,013	26,738
Provisions	12,385	5,740
Lease liability	11,739	9,916
Non-current investment	1,814	673
Net operating loss carryforward	254,820	299,204
Capital loss carryforward	—	89
Canada scientific research and experimental development expenditures	—	5,471
U.S. research and development tax credits	118,019	51,550
Total gross deferred tax assets	627,919	428,957
Less valuation allowance	(619,686)	(421,044)
Net deferred tax assets	$8,233	$7,913

Deferred tax liabilities:
Right-of-use asset	$(8,233)	$(7,913)
Net deferred income taxes	$—	$—

The total valuation allowance increased by $198.6 million for the year ended December 31, 2022. The Company has established a full valuation allowance against its net deferred tax assets as of December 31, 2022 due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2022.

At December 31, 2022, the Company’s net operating loss carry forwards (“NOLs”) for U.S. federal, California, and other state income tax purposes were $1.1 billion, $271.8 million and $1.6 million, respectively. The U.S. federal and California NOLs begin to expire in 2033, and the other state NOLs begin to expire at various dates starting in 2037.

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

During 2017, the Company completed a study to assess whether an ownership change, as defined by Section 382 of the Act, had occurred from the Company’s formation through December 31, 2017. The results of the study have been extended through December 31, 2022. Based upon the study, the Company determined an ownership change had occurred during 2017, causing the annual utilization of the NOL and credit carryforwards to be limited. The Company does not believe any of the NOL and credit carryforwards generated through December 31, 2022 would expire solely as a result of annual limitations on the utilization of those attributes.

The Company has research and development tax credit carryforwards for U.S. federal and state income tax purposes as of December 31, 2022 of $69.7 million and $30.0 million, respectively. The federal credits will begin to expire in 2033 unless utilized and the state credits will begin to expire in 2036. Further, the Company has orphan drug tax credit carryforwards for U.S. federal income tax purposes as of December 31, 2022 of $49.0 million. The credits will begin to expire in 2041 unless previously utilized.

For Canadian Federal and provincial income tax purposes, the Company’s Canadian NOLs and credits for federal scientific research and experimental development expenditures no longer exist as MethylGene was dissolved during 2022.

The Company files income tax returns in the U.S. (federal and state), Netherlands, Switzerland, and will file final returns in Canada (federal and provincial). The Company’s U.S. operations have not been audited for any open taxation years. The Company has experienced losses for U.S. tax purposes and therefore, the taxation authorities may review any loss year, if and when the losses are utilized.

A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows (in thousands):

	December 31,
	2022	2021	2020
Unrecognized tax positions, beginning of year	$24,817	$17,046	$12,916
Gross increase — current period tax positions	9,115	7,849	4,130
Gross decrease — current period tax positions	—	—	—
Gross decrease — prior period tax positions	(1,940)	(78)	—
Gross increase — prior period tax positions	—	—	—
Expiration of statute of limitations	—	—	—
Unrecognized tax positions, end of year	$31,992	$24,817	$17,046

If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s net deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax positions within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrual for interest or penalties on tax matters as of December 31, 2022, 2021 and 2020.

15.    Commitments and Contingencies

Commitments

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

The Amended and Restated Lease is considered to be an operating lease, and the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of December 31, 2022, the consolidated balance sheet includes an operating right-of-use asset of $36.1 million and a total operating lease liability of $51.5 million, of which $7.8 million is a current lease liability and included in accrued liabilities, and $43.7 million is included in non-current lease liability. As of December 31, 2021, the consolidated balance sheet includes an operating right-of-use asset of $37.7 million and a total operating lease liability of $47.2 million, of which $1.3 million is a current lease liability and included in accrued liabilities, and $45.9 million is included in non-current lease liability. The Company recorded operating lease expense of $7.2 million, $7.7 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
2023	$7,844
2024	8,080
2025	8,322
2026	8,572
2027	8,829
Thereafter	50,857
Total operating lease payments (†)	92,504
Less: Amount representing interest	(40,999)
Total lease liability	$51,505
____________________
†The Company has an early termination right in 2028 in which the total contractual obligation would be reduced by $41.1 million.

On June 24, 2014, the Company entered into a lease agreement for office and laboratory space located in San Diego, California. The office space under the lease was the Company’s corporate headquarters. The initial monthly rent was $24,100 per month and was subject to a 3% annual rent increase. In addition to such base monthly rent, the Company was obligated to pay certain customary amounts for its share of operating expenses and facility amenities. The original lease provided for expiration on January 31, 2018, and the Company entered into subsequent amendments to the original lease to extend the lease term to July 2021. All other terms and covenants from the original lease agreement remain unchanged.

Legal Proceedings

The Company is subject to various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability, intellectual property and employment related matters. In addition, from time to time the Company may bring claims or initiate lawsuits against various third parties with respect to matters arising out of the ordinary course of its business, including commercial and employment related matters.

In November 2022, the Company filed a civil lawsuit in Shanghai Intellectual Property Court against InventisBio Co., Ltd., its wholly-owned subsidiary InventisBio LLC, and its deputy general manager and director Xing Dai (collectively, the “Defendants”). The lawsuit seeks to protect the Company’s intellectual property rights and alleges the Defendants misappropriated the trade secrets of the Company in connection with a certain pre-clinical research project of the Defendants. The Company seeks an injunction immediately enjoining the Defendants from improperly obtaining, disclosing, using, sharing and otherwise misappropriating the trade secrets of the Company, a declaratory judgment that ownership of the relevant patents and patent applications belongs to the Company, and other related relief. A trial date has not been set.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

Date: February 28, 2023	by:	/s/ David D. Meek
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	by:	/s/ Laurie D. Stelzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David D. Meek and Laurie D. Stelzer as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID D. MEEK	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
David D. Meek

/S/ LAURIE D. STELZER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Laurie D. Stelzer

/S/ CHARLES M. BAUM	President, Founder, Head of Research and Development and Director	February 28, 2023
Charles M. Baum, M.D., Ph.D.

/S/ FAHEEM HASNAIN	Chairman of the Board	February 28, 2023
Faheem Hasnain

/S/ BRUCE L.A. CARTER	Director	February 28, 2023
Bruce L.A. Carter, Ph.D.

/S/ JULIE CHERRINGTON	Director	February 28, 2023
Julie Cherrington, Ph.D.

/S/ AARON DAVIS	Director	February 28, 2023
Aaron Davis

/S/ HENRY J. FUCHS	Director	February 28, 2023
Henry J. Fuchs, M.D.

/S/ CRAIG JOHNSON	Director	February 28, 2023
Craig Johnson

/S/ MAYA MARTINEZ-DAVIS	Director	February 28, 2023
Maya Martinez-Davis

/S/ SHALINI SHARP	Director	February 28, 2023
Shalini Sharp