Form 10-Q
period 2023-03-31
Mirati Therapeutics, Inc.
filed 2023-05-09
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
 or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 4, 2023, there were 58,186,881 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$241,925	$235,260
Short-term investments	660,369	848,577
Accounts receivable, net	6,227	865
Inventory	3,849	3,020
Other current assets	26,980	21,239
Total current assets	939,350	1,108,961
Property and equipment, net	17,185	17,540
Intangible asset, net	14,655	14,914
Long-term investment	3,353	3,465
Right-of-use asset	35,783	36,122
Other long-term assets	23,435	21,645
Total assets	$1,033,761	$1,202,647
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,320	$38,861
Accrued liabilities	102,280	120,587
Total current liabilities	124,600	159,448
Lease liability	43,227	43,661
Other liabilities	3,304	3,022
Total liabilities	171,131	206,131
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 58,148,416 and 57,854,559 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	3,501,754	3,453,066
Accumulated other comprehensive loss	(1,707)	(3,719)
Accumulated deficit	(2,637,475)	(2,452,889)
Total shareholders' equity	862,630	996,516
Total liabilities and shareholders' equity	$1,033,761	$1,202,647

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Product revenue, net	$6,291	$—
License and collaboration revenues	876	709
Total revenue	7,167	709
Operating expenses
Cost of product revenue	558	—
Cost of product revenue - intangible asset amortization	259	—
Research and development	126,683	130,976
Selling, general and administrative	73,490	53,951
Total operating expenses	200,990	184,927
Loss from operations	(193,823)	(184,218)
Other income (expense), net	9,237	(4,168)
Net loss	$(184,586)	$(188,386)
Unrealized gain (loss) on available-for-sale investments	2,043	(4,802)
Foreign currency translation adjustment	(31)	—
Comprehensive loss	$(182,574)	$(193,188)
Net loss per share, basic and diluted	$(3.18)	$(3.40)
Weighted average common shares outstanding, basic and diluted	58,031,642	55,468,851

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2023
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2022	57,854,559	$58	$3,453,066	$(3,719)	$(2,452,889)	$996,516
Net loss	—	—	—	—	(184,586)	(184,586)
Share-based compensation expense	—	—	46,961	—	—	46,961
Issuance of common stock under equity incentive plans	293,857	—	1,727	—	—	1,727
Unrealized gain on investments	—	—	—	2,043	—	2,043
Foreign currency translation adjustment	—	—	—	(31)	—	(31)
Balance at March 31, 2023	58,148,416	$58	$3,501,754	$(1,707)	$(2,637,475)	$862,630

Three Months Ended March 31, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2021	55,356,904	$55	$3,099,937	$9,068	$(1,712,022)	$1,397,038
Net loss	—	—	—	—	(188,386)	(188,386)
Share-based compensation expense	—	—	42,905	—	—	42,905
Issuance of common stock under equity incentive plans	154,572	1	2,526	—	—	2,527
Unrealized loss on investments	—	—	—	(4,802)	—	(4,802)
Balance at March 31, 2022	55,511,476	$56	$3,145,368	$4,266	$(1,900,408)	$1,249,282

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(184,586)	$(188,386)
Non-cash adjustments reconciling net loss to operating cash flows
Change in fair value on long-term investment	112	5,077
Depreciation and amortization expense	1,075	629
Amortization of premium and accretion of discounts on investments	(5,168)	982
Share-based compensation expense	46,961	42,905
Changes in operating assets and liabilities:
Accounts receivable, net	(5,362)	—
Inventory	(829)	—
Other current assets	(5,741)	—
Other long-term assets	(1,790)	(1,584)
Right-of-use asset	339	451
Lease liability	(376)	1,431
Accounts payable, accrued liabilities and other liabilities	(34,817)	(21,974)
Cash flows used in operating activities	(190,182)	(160,469)
Investing activities:
Purchases of short-term investments	(126,708)	(212,545)
Sales and maturities of short-term investments	322,128	263,240
Purchases of property and equipment	(269)	(1,140)
Cash flows provided by investing activities	195,151	49,555
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	1,727	2,527
Cash flows provided by financing activities	1,727	2,527
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31)	—
Increase (decrease) in cash, cash equivalents and restricted cash	6,665	(108,387)
Cash, cash equivalents and restricted cash, beginning of period	235,880	413,703
Cash, cash equivalents and restricted cash, end of period	$242,545	$305,316

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$241,925	$304,696
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$242,545	$305,316

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$193	$842

See accompanying notes

MIRATI THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business

Mirati Therapeutics, Inc. (“Mirati” or the “Company”) is a commercial-stage oncology company focused on the discovery, design and delivery of breakthrough therapies that address areas of high unmet need, including lung cancer, and advancing product candidates targeting the genetic and immunological drivers of cancer. The Company was incorporated under the laws of the State of Delaware on April 29, 2013 as Mirati Therapeutics, Inc. and is located in San Diego, California. The Company has a wholly-owned subsidiary, Mirati Therapeutics B.V. (“Mirati B.V.”), which was formed on August 3, 2021 in Amsterdam, Netherlands, and Mirati Therapeutics (Suisse) GmbH (“Mirati Suisse”), which was formed on May 24, 2022 in Zug, Switzerland, is a wholly-owned subsidiary of Mirati B.V. The Company’s former wholly-owned subsidiary in Canada, MethylGene, Inc., was formed on May 8, 2013 and was formally dissolved in the fourth quarter of 2022.

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Accounts Receivable, net

Accounts receivable, net consists of trade receivables which are amounts due from customers related to product sales. The Company records trade receivables net of chargebacks, invoice discounts, distribution service fees and any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period. As of March 31, 2023 and December 31, 2022, the Company determined an allowance for doubtful accounts was not required.

Inventory

The Company began capitalizing inventory for KRAZATI, which received approval by the U.S. Food and Drug Administration (“FDA”) and launched commercially in the U.S. in December 2022. KRAZATI (adagrasib) is approved for the treatment of adult patients with KRAS G12C-mutated non-small cell lung cancer (“NSCLC”) who have received at least one prior systemic therapy. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the impairment is first identified. Such write downs, should they occur, are charged to cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, the Company did not identify any impaired inventory.

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

The Company records revenues from product sales at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established primarily from chargebacks, government and commercial rebates, incentives, product returns, trade discounts and other allowances that are offered in contracts between the Company and its customers, healthcare providers and other third-party payors relating to the sales of its product. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables, if the amount is deductible by the customer from payments to the Company, which is included within accounts receivable, net on the condensed consolidated balance sheets, or a current liability, if the amount is payable by the Company to a customer or third-party, which is included within accrued liabilities on the condensed consolidated balance sheets. The Company estimates the amount of variable consideration to include in the transaction price using the expected value method. These estimates take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted customer buying and payment patterns, and the Company’s historical experience that will develop over time as KRAZATI is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

The following are the components of variable consideration related to product revenue:

Chargebacks. Chargebacks relate to contracts with various third-party payors, including governmental healthcare programs, managed care providers, group purchasing organizations and other organizations, that generally purchase the product from a specialty distributor at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by its contracted customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales by the specialty distributor to its contracted customers. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and a reduction of trade receivables.

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

Trade allowances. The Company may provide invoice discounts on product sales to its customers for prompt payment based on contractual terms. These discounts are recorded as a reduction of revenue in the period the related product revenue is recognized. Trade receivables are recorded net of the allowance for these discounts. The Company also pays fees to its distributors for their services. The Company has determined such services are not distinct from the Company’s sale of product to its customers and therefore records these payments as a reduction of revenue and a reduction of trade receivables in the period the related product revenue is recognized. To the extent the services received are distinct from the Company’s sale of product to its customers, these payments will be recorded within selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

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

Intangible Asset, Net

The Company’s finite-lived intangible asset resulted from the capitalization of a milestone payment due under a license and collaboration agreement in connection with the first commercial sale of KRAZATI in the U.S. in December 2022. The intangible asset will be amortized on a straight-line basis over its remaining useful life, which is estimated to be the remaining patent life of KRAZATI. Amortization expense is recorded as cost of product revenue in the condensed consolidated statements of operations and comprehensive loss.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended March 31,
	2023	2022
Common stock options	698,734	1,531,327
Common stock warrants	7,605,642	7,605,737
Unvested restricted stock units and performance stock units	3,144,464	1,066,872
Total	11,448,840	10,203,936

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

3.    Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of March 31, 2023
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$36,369	$2	$(186)	$36,185
Commercial paper	1 year or less	378,405	13	(564)	377,854
U.S. Agency bonds	2 years or less	98,148	42	(284)	97,906
U.S. Treasury bills	2 years or less	149,078	16	(670)	148,424
		$662,000	$73	$(1,704)	$660,369

		As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$95,195	$—	$(662)	$94,533
Commercial paper	1 year or less	443,489	65	(811)	442,743
U.S. Agency bonds	2 years or less	90,351	22	(434)	89,939
U.S. Treasury bills	2 years or less	223,216	8	(1,862)	221,362
		$852,251	$95	$(3,769)	$848,577

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. As of March 31, 2023 and December 31, 2022, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of March 31, 2023 and December 31, 2022, no allowance for credit losses was recorded. During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

The long-term investment balance of $3.4 million and $3.5 million as of March 31, 2023 and December 31, 2022, respectively, is comprised of 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock which were acquired in 2020. As of March 31, 2023 and December 31, 2022, the investment is carried at fair value based on the closing price of ORIC’s common stock on the last trading day of the reporting period. The Company recorded losses of $0.1 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively, within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company currently does not intend to sell ORIC shares within 12 months from March 31, 2023. See Note 4 for additional information related to the investment in ORIC.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$8,962	$8,962	$—	$—
Money market funds	232,963	232,963	—	—
Total cash and cash equivalents	241,925	241,925	—	—

Short-term investments:
U.S. Treasury bills	148,424	148,424	—	—
Corporate debt securities	36,185	—	36,185	—
Commercial paper	377,854	—	377,854	—
U.S. Agency bonds	97,906	—	97,906	—
Total short-term investments	660,369	148,424	511,945	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	3,353	3,353	—	—

Total	$905,647	$393,702	$511,945	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$53,033	$53,033	$—	$—
Money market funds	174,262	174,262	—	—
U.S. Agency bonds	7,965	—	7,965	—
Total cash and cash equivalents	235,260	227,295	7,965	—

Short-term investments:
U.S. Treasury bills	221,362	221,362	—	—
Corporate debt securities	94,533	—	94,533	—
Commercial paper	442,743	—	442,743	—
U.S. Agency bonds	89,939	—	89,939	—
Total short-term investments	848,577	221,362	627,215	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	3,465	3,465	—	—

Total	$1,087,302	$452,122	$635,180	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2023 and December 31, 2022. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

The Company’s long-term investment in ORIC was considered a Level 3 fair value measurement during an eighteen-month lock-up period which required an adjustment for a discount for lack of marketability. During the lock-up period, the fair value measurement utilized a combination of the Asian Protective Put Option and Finnerty Put Option fair value techniques to determine the discount for lack of marketability. During the three months ended March 31, 2022, the eighteen-month lock-up period expired, and because ORIC common stock is quoted in an active market, it met the criteria of a Level 1 investment. During the three months ended March 31, 2022, the Company transferred the investment in ORIC from a Level 3 fair value measurement to a Level 1 fair value measurement. See Note 9 for further details on the license agreement with ORIC.

The following table represents the change in estimated fair value of and transfer activity for the Company’s Level 3 investment (in thousands):

Balance as of December 31, 2021	$8,218
Change in fair value at lock-up expiration	(3,100)
Transfer from Level 3 to Level 1 at lock-up expiration	(5,118)
Balance as of March 31, 2022	$—

Other than the investment in ORIC described above, there were no transfers between fair value measurement levels during the three months ended March 31, 2023 and 2022.

5.    Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$—	$—
Work-in-process	3,640	2,994
Finished goods	209	26
Total inventory	$3,849	$3,020

The Company’s capitalized inventory consists of costs incurred subsequent to FDA approval of KRAZATI in December 2022. There were no inventory write downs during the three months ended March 31, 2023.

6.    Other Current Assets and Other Long-Term Assets

Other current assets and other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Other current assets:
Prepaid expenses	$19,245	$15,207
Deposits and other receivables	5,373	3,162
Interest receivables	2,362	2,870
Total other current assets	$26,980	$21,239

Other long-term assets:
Deposits and prepaid expenses	$22,815	$21,025
Restricted cash	620	620
Total other long-term assets	$23,435	$21,645

7.    Intangible asset, net

Intangible asset, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Gross carrying value	$15,000	$15,000
Less: Accumulated amortization	(345)	(86)
Intangible asset, net	$14,655	$14,914

The Company has a finite-lived intangible asset, resulting from the capitalization of a milestone payment under the license and collaboration agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer Inc. (“Pfizer”) in July 2019), in connection with the Company’s first commercial sale of KRAZATI in the U.S. in December 2022 (see Note 9). The Company began amortizing the intangible asset in December 2022 over a 14.5-year period based on KRAZATI’s expected patent life, which is considered to be KRAZATI’s useful life. The Company incurred amortization expense of $0.3 million for the three months ended March 31, 2023 which was included in cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. No amortization expense was recorded for the three months ended March 31, 2022.

As of March 31, 2023, the estimated future amortization expense associated with the Company’s intangible asset is as follows (in thousands):

Remainder of 2023	$775
2024	1,034
2025	1,034
2026	1,034
2027	1,034
Thereafter	9,744
Total	$14,655

8.    Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued liabilities:
Accrued clinical expense	$45,495	$37,604
Accrued manufacturing expense	5,697	6,605
Accrued development expense	5,234	20,107
Accrued compensation and benefits	27,204	40,208
Accrued commercial expense	4,669	3,941
Accrued royalty expense	503	—
Accrued adjustments to product revenue	1,052	152
Lease liability (current)	7,902	7,844
Other accrued expenses	4,524	4,126
Total accrued liabilities	$102,280	$120,587

Other liabilities	$3,304	$3,022

Other liabilities as of March 31, 2023 and December 31, 2022 consisted primarily of clinical trial-related liabilities.

9.    Revenue

Product revenue, net

The Company’s product revenue is related to U.S. sales of KRAZATI. Revenue is reduced at the time of recognition for the Company’s best estimate of chargebacks, government and commercial rebates, incentives, returns, trade discounts and other allowances to which customers are entitled. These reductions are currently attributed to various commercial arrangements.

As of March 31, 2023 and December 31, 2022, the Company’s accounts receivable balances of $6.2 million and $0.9 million, respectively, on the condensed consolidated balance sheets consisted of KRAZATI product sales receivable, net of chargebacks, discounts and allowances of $0.6 million and $0.1 million, respectively.

As of March 31, 2023 and December 31, 2022, the Company’s government and commercial rebates, program incentives and provision for product returns totaled $1.1 million and $0.2 million, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. No revenue related to this performance obligation was recognized for either the three months ended March 31, 2023 or 2022.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during either the three months ended March 31, 2023 or 2022. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during either the three months ended March 31, 2023 or 2022.

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

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred $10.5 million in development milestone payments and a $15.0 million commercial milestone payment relating to the first sale of KRAZATI in the U.S. from inception through March 31, 2023. The $15.0 million milestone payment relating to the first commercial sale of KRAZATI in the U.S. was capitalized as an intangible asset as of December 31, 2022 (see Note 7).

During the three months ended March 31, 2023, the Company incurred a $1.0 million development milestone payment for initiation of the first Phase 1 trial for MRTX1133 which was recorded as a research and development expense in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2023, the Company also incurred $0.5 million of royalties on net sales of KRAZATI which were recorded as cost of product revenue in the condensed consolidated statement of operations and comprehensive loss. No expenses were incurred under these agreements with Pfizer during the three months ended March 31, 2022.

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

Unless terminated earlier, the ORIC Agreement will continue in effect on a country-by-country and licensed product-by-licensed product basis until the later of (a) the expiration of the last valid claim of a licensed patent covering such licensed product in such country or (b) ten years after the first commercial sale of such licensed product in such country. Following the expiration of the ORIC Agreement, ORIC will retain its licenses under the intellectual property the Company licensed to ORIC on a royalty-free basis. The Company and ORIC may each terminate the ORIC Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. The Company may terminate the agreement if ORIC challenges any of the patent rights licensed to ORIC by the Company or if ORIC discontinues development of licensed products for a specified period of time. ORIC also has the right to terminate the ORIC Agreement without cause by providing prior written notice to the Company.

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

The Shares are carried at fair value and are recorded on the condensed consolidated balance sheet as a long-term investment. Any change in fair value is recorded within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Licenses of Intellectual Property.   The license to the Company’s intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Zai during the third quarter of 2021 and, therefore during 2021, the Company recognized the full revenue amount of $66.6 million as license and collaboration revenues and $3.3 million as income tax expense in its condensed consolidated statements of operations and comprehensive loss.

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. The Company recognized $0.9 million and $0.7 million of revenue related to this performance obligation for the three months ended March 31, 2023 and 2022, respectively. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. No milestone payments were earned during either the three months ended March 31, 2023 or 2022. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during either the three months ended March 31, 2023 or 2022.

10.    Shareholders’ Equity

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. During the three months ended March 31, 2023 and 2022, no shares of common stock were issued and sold under this sales agreement. As of March 31, 2023, the Company has issued and sold an aggregate of 1,880,097 shares of common stock pursuant to this sales agreement generating net proceeds of $155.0 million.

Share-based Compensation

Total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$24,639	$26,260
Selling, general and administrative expense	22,322	16,645
	$46,961	$42,905

Issuances Under Equity Incentive Plans

During the three months ended March 31, 2023, 293,857 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $1.7 million. During the three months ended March 31, 2022, 154,572 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $2.5 million.

Warrants

As of March 31, 2023, the following warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

No warrants were exercised during either the three months ended March 31, 2023 or 2022.

11.    Commitments and Contingencies

On June 30, 2020, the Company entered into an amended and restated lease agreement (the “Amended and Restated Lease”) for office and laboratory space located in San Diego, California, for the Company’s current corporate headquarters, which supercedes the original lease agreement dated August 22, 2019. The Amended and Restated Lease has a lease term of 12 years (“Lease Term”), unless terminated earlier. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $0.6 million per month following the abatement period, which amount will increase by 3% per year over the Lease Term. The Company also received incentives from the landlord for tenant improvements. During 2020, the underlying asset was available for use by the Company to construct tenant improvements and therefore, the Lease Term was considered to have commenced.

The Amended and Restated Lease is considered to be an operating lease, and the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of March 31, 2023, the condensed consolidated balance sheet includes an operating right-of-use asset of $35.8 million and a total operating lease liability of $51.1 million, of which $7.9 million is a current lease liability and included in accrued liabilities, and $43.2 million is included in non-current lease liability. As of December 31, 2022, the condensed consolidated balance sheet includes an operating right-of-use asset of $36.1 million and a total operating lease liability of $51.5 million, of which $7.8 million is a current lease liability and included in accrued liabilities, and $43.7 million is included in non-current lease liability. For the three months ended March 31, 2023 and 2022, the Company recorded operating lease expense of $2.0 million and $1.9 million, respectively.

As of March 31, 2023, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
Remainder of 2023	$5,926
2024	8,080
2025	8,322
2026	8,572
2027	8,829
Thereafter	50,857
Total operating lease payments(†)	90,586
Less: Amount representing interest	(39,457)
Total lease liability	$51,129
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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission (“SEC”).

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

We have multiple KRAS inhibitor programs. KRAZATI is our first commercial product. KRAZATI was approved by the FDA in December 2022 and we commenced commercial sales in the U.S. at that time. KRAZATI is an oral targeted treatment option for adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. Adagrasib (KRAZATI®) is in clinical development as a monotherapy and in combination with other agents. MRTX1133 is an investigational, selective, specific and potent KRAS G12D inhibitor. In January 2023, the FDA cleared our investigational new drug application (“IND”) for MRTX1133 for clinical evaluation.

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

Approval of KRAZATI

On December 12, 2022, we received accelerated approval by the FDA for KRAZATI, a targeted treatment option for adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. In connection with the accelerated approval, we are required to complete KRYSTAL-12 and other post-marketing commitments. The NDA was reviewed by the FDA for Accelerated Approval (Subpart H), which allows for the approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. In addition, this application was reviewed under the FDA Real-Time Oncology Review pilot program, which aims to explore a more efficient review process that ensures safe and effective treatments are made available to patients as early as possible, and achieved Breakthrough Therapy Designation for patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy, and Breakthrough Therapy Designation for patients with advanced CRC whose cancer has progressed following prior treatment with chemotherapy and an anti-VEGF therapy. In April 2022, we submitted a Marketing Authorization Application to the European Medicines Agency (“EMA”) for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. The Company also has an Expanded Access Program for KRAZATI for the treatment of eligible patients with KRAS G12C-mutated cancers regardless of tumor type in the United States and Europe.

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

On December 21, 2022, adagrasib received Breakthrough Therapy Designation from the FDA for patients with advanced CRC harboring a KRAS G12C mutation, whose cancer has progressed following prior treatment with chemotherapy and an anti-VEGF therapy. We expect to move forward with an application for Accelerated Approval in third-line or later KRAS G12C-mutated advanced CRC and expect to submit a supplemental NDA by the end of 2023.

On September 7, 2022, we presented results from KRYSTAL-1, a multi-cohort Phase 1/2 study, evaluating adagrasib with or without cetuximab in patients with advanced CRC harboring a KRAS G12C mutation.

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

On December 7, 2022, we presented preliminary results from the KRYSTAL-7 Phase 2 trial and KRYSTAL-1 Phase 1b cohort evaluating adagrasib (400mg twice daily) concurrently combined with pembrolizumab in patients for the treatment of first-line NSCLC harboring a KRAS G12C mutation across all PD-L1 subgroups.

•Adagrasib in combination with pembrolizumab demonstrated favorable tolerability and promising preliminary efficacy in patients with first-line advanced/metastatic NSCLC harboring a KRAS G12C mutation.

•The KRYSTAL-7 and KRYSTAL-1 trials represented the largest dataset to date evaluating a KRAS G12C inhibitor in combination with a PD-1/L1 checkpoint inhibitor as a first-line treatment for patients with NSCLC harboring a KRAS G12C mutation.

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

MRTX1133, a selective KRAS G12D inhibitor

MRTX1133, our lead KRAS G12D compound, is an investigational, selective, specific and potent inhibitor of KRAS G12D. On January 19, 2023, the FDA cleared the IND application of an oral formulation of MRTX1133 for clinical evaluation. We initiated a Phase 1 clinical trial evaluating MRTX1133 in patients with advanced solid tumor malignancy harboring a G12D mutation in the first quarter of 2023. KRAS G12D mutations have been detected in over 25 different types of cancer, including pancreatic, colon, lung and endometrial adenocarcinoma. The prevalence of cancers harboring KRAS G12D mutations exceeds the prevalence of KRAS G12C positive cancers by greater than two-fold and is an area of significant unmet medical need.

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

In April 2022, we completed enrollment in SAPPHIRE, a Phase 3 clinical trial in second-line non-squamous NSCLC patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor or third-line non-squamous NSCLC patients who have received chemotherapy followed by a checkpoint inhibitor. SAPPHIRE is comparing the combination of sitravatinib plus nivolumab randomized to docetaxel. The statistical design of SAPPHIRE included an interim analysis of overall survival.

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

In preclinical studies, MRTX1719 has demonstrated a greater than 70-fold selectivity for MTAP-deleted cells relative to normal cells and demonstrated near complete and sustained inhibition of PRMT5 in tumor xenografts resulting in significant tumor growth inhibition or tumor regression in MTAP-deleted tumor models. The ability to target the PRMT5/MTA complex provides an opportunity to selectively target tumor cells harboring the MTAP gene deletion which exhibit an abnormally high level of MTA (methylthioadenosine) compared with normal cells. This is anticipated to provide an increased therapeutic index relative to first generation PRMT5 inhibitors that do not specifically target the PRMT5/MTA complex. In the first quarter of 2022, we initiated a Phase 1/2 multiple expansion cohort trial to evaluate MRTX1719 in patients with advanced, unresectable or metastatic solid tumor malignancy with homozygous deletion of the MTAP gene. In August 2022, the FDA granted Fast Track Designation to MRTX1719. In April 2023, MRTX1719 had been granted Orphan Drug Designation by the FDA for the treatment of mesothelioma.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes the significant items within our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Product revenue, net	$6,291	$—	$6,291
License and collaboration revenues	876	709	167
Cost of product revenue	558	—	558
Cost of product revenue - intangible asset amortization	259	—	259
Research and development expenses	126,683	130,976	(4,293)
Selling, general and administrative expenses	73,490	53,951	19,539
Other income (expense), net	9,237	(4,168)	13,405

Product revenue, net

Product revenue, net relates to sales of KRAZATI, which received approval by the FDA and launched commercially in the U.S. in December 2022. Product revenue, net for the three months ended March 31, 2023 was $6.3 million. There was no product revenue for the three months ended March 31, 2022.

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

The Company earned $0.9 million and $0.7 million of license and collaboration revenue during the three months ended March 31, 2023 and 2022, respectively, related to clinical supply revenue under the Zai Agreement.

Cost of product revenue

Cost of product revenue for the three months ended March 31, 2023 was $0.6 million and consisted of product manufacturing and distribution costs for KRAZATI and royalties incurred on net sales of KRAZATI owed to our collaborative partner. Product sold during the three months ended March 31, 2023 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of KRAZATI, which favorably impacted our cost of product revenue for the three months ended March 31, 2023. Had the previously expensed inventory been capitalized and recognized when sold, our total cost of product revenue with these manufacturing costs included for the three months ended March 31, 2023 would have increased by approximately $0.9 million. We will continue to have a lower cost of product revenue that excludes the cost of active pharmaceutical ingredient that was produced prior to FDA approval, which we expect to be the case for the near-term, and we do not expect our cost of product revenue for KRAZATI to increase significantly as a percentage of product revenue, net in future periods as we continue to produce inventory for future sales. As KRAZATI was approved in December 2022, there was no cost of product revenue for the three months ended March 31, 2022.

Cost of product revenue - intangible asset amortization

Cost of product revenue - intangible asset amortization for the three months ended March 31, 2023 was $0.3 million and represents the amortization expense attributable to our finite-lived intangible asset, which resulted from the capitalization of a milestone payment due under a license and collaboration agreement relating to the first commercial sale of KRAZATI in the U.S. There was no cost of product revenue - intangible asset amortization for the three months ended March 31, 2022.

Research and development expenses

Research and development expenses consist primarily of:

•salaries and related expenses for personnel, including share-based compensation;

•fees paid to external service providers such as Clinical Research Organizations (“CROs”) and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, formulation of clinical drug supplies and manufacturing costs of commercial inventory prior to the approval of KRAZATI;

•fees paid to contract service providers related to drug discovery efforts including chemistry and biology services;

•license fees paid in connection with our early discovery efforts; and

•costs for allocated facilities and depreciation of equipment.

We record research and development expenses as incurred.

Our research and development efforts during the three months ended March 31, 2023 and 2022 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$42,761	$44,991	$(2,230)
Sitravatinib	11,691	16,236	(4,545)
MRTX1719	1,789	1,726	63
MRTX0902	666	—	666
MRTX1133	2,915	—	2,915
Pre-clinical development programs	5,209	8,024	(2,815)
Total third-party research and development expenses	65,031	70,977	(5,946)
Salaries and other employee related expense	28,201	24,308	3,893
Share-based compensation expense	24,639	26,260	(1,621)
Other research and development costs	8,812	9,431	(619)
Research and development expense	$126,683	$130,976	$(4,293)

Research and development expenses for the three months ended March 31, 2023 were $126.7 million compared to $131.0 million for the three months ended March 31, 2022. The decrease of $4.3 million was primarily related to a decrease in third-party research and development costs, driven by a decrease in sitravatinib clinical development costs as we completed enrollment in our SAPPHIRE Phase 3 clinical trial in the second quarter of 2022, and a decrease in adagrasib clinical development costs driven by lower clinical manufacturing costs to support ongoing clinical trials. This decrease was partially offset by increases in our earlier stage clinical development programs such as MRTX1133 which began a Phase 1 clinical trial in the first quarter of 2023, and an increase in salaries and other employee related expense to support the advancement of our portfolio.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salaries and related benefits, including share-based compensation, related to our executive, commercial and support functions. Other selling, general and administrative expenses include commercial and marketing-related activities, professional fees, rent and utilities and insurance.

Selling, general and administrative expenses for the three months ended March 31, 2023 were $73.5 million compared to $54.0 million for the three months ended March 31, 2022. The increase of $19.5 million was primarily due to an increase in headcount-related costs, including share-based compensation and salaries, and commercial-related costs to support the marketing and sales of KRAZATI.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2023 was income of $9.2 million compared to expense of $4.2 million for the three months ended March 31, 2022. The increase of $13.4 million was primarily due to an increase of $8.5 million in interest income mainly due to higher interest rates and a favorable impact of $5.0 million from the change in fair value of the long-term investment in ORIC Pharmaceuticals, Inc., which was acquired in 2020 in connection with the ORIC Agreement.

Liquidity and Capital Resources

We regularly evaluate our liquidity and capital resources, including our access to external capital, to ensure we can adequately meet our principal cash requirements, which include funding research and development programs, including discovery research, preclinical and clinical development activities, commercial operating costs and commitments.

Sources of Liquidity

To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock, and, through up-front payments, research funding and milestone payments under collaborative arrangements. Upon the approval of KRAZATI, we also began funding our operations through the sale of KRAZATI.

As of March 31, 2023, we had $0.9 billion of cash, cash equivalents and short-term investments compared to $1.1 billion as of December 31, 2022.

In 2022, we received net proceeds of $155.0 million from the issuance and sale of 1,880,097 shares of our common stock under our At the Market Facility (the “Sales Agreement”). Pursuant to the Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million. As of March 31, 2023, approximately $345.0 million remained available for issuance under the Sales Agreement.

Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will provide us with sufficient liquidity to finance our cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities and the commercial launch of KRAZATI. To date, we have generated minimal product revenue. We will likely need to raise additional capital to fund future operations. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related selling, general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of adverse geopolitical and macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

•the cost of manufacturing clinical supply for our clinical trials and commercial manufacturing; and

•addition and retention of key research, development and commercial personnel.

Contractual Obligations

Our principal commitments as of March 31, 2023 include both short and long-term future obligations.

Operating Lease

We have a non-cancelable operating lease agreement where we are contractually obligated for certain lease payment amounts. For more information regarding our operating lease obligations, refer to Note 11 in our accompanying condensed consolidated financial statements.

Pfizer Agreement

The license and collaboration agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer Inc. (“Pfizer”)) includes potential future development and sales milestone payments and royalties arising from the collaboration. For more information, refer to Note 9 in our accompanying condensed consolidated financial statements.

Other

We enter into contracts in the normal course of business with clinical sites for the conduct of clinical trials, CROs for clinical research studies, professional consultants for expert advice and other vendors for clinical and commercial manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Historical Cash Flows

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(190,182)	$(160,469)
Net cash provided by investing activities	195,151	49,555
Net cash provided by financing activities	1,727	2,527
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$6,665	$(108,387)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $190.2 million compared to $160.5 million for the same period in 2022, an increase of $29.7 million. Cash used in operating activities during 2023 primarily related to our net loss of $184.6 million, adjusted for non-cash items such as non-cash share-based compensation expense of $47.0 million and net cash outflows from a change in our operating assets and liabilities of $48.6 million. Cash used in operating activities during 2022 primarily related to our net loss of $188.4 million, adjusted for non-cash share-based compensation expense of $42.9 million and net cash outflows from a change in our operating assets and liabilities of $21.7 million.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2023 and 2022 were inflows of $195.2 million and $49.6 million, respectively, and reflects the sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $1.7 million and $2.5 million, respectively, and consisted of net proceeds received from the exercise of common stock options.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of March 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2023 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information pertaining to legal proceedings is described in Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

ITEM 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business, before deciding to invest in our common stock. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

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

If we fail to obtain coverage and adequate reimbursement for KRAZATI or other future products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.*

Our and our collaborators’ ability to commercialize KRAZATI and our other product candidates, once approved, successfully will depend, in part, on the extent to which coverage and adequate reimbursement for such products and related treatments will be available from governmental health payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. No assurance can be given that third-party payor coverage and adequate reimbursement will be available that will allow us to maintain price levels sufficient for the realization of an appropriate return on our investment in product development.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the Federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices

that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, as amended by subsequent legislation including the Bipartisan Budget Act of 2018 and the Consolidated Appropriations Act of 2023, will stay in effect until 2032, unless additional Congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American

Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

Risks Related to Our Financial Position and Capital Requirements

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.*

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $126.7 million and $131.0 million for the three months ended March 31, 2023 and 2022, respectively. Our net losses for the three months ended March 31, 2023 and 2022 were $184.6 million and $188.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $2.6 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted due to the COVID-19 pandemic or otherwise, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development, and commercialize any of our other product candidates.

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

To the extent that additional capital is raised through the sale of equity, term or convertible debt securities, or structured royalties, the issuance of those securities could result in substantial dilution for our current shareholders and the terms may include liquidation or other preferences that adversely affect the rights of our current shareholders. Existing shareholders may not agree with our financing plans or the terms of such financings. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic and recent bank failures. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. In addition, if we raise additional funds through future collaboration and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Additional funding may not be available to us on acceptable terms, or at all. Such negative conditions could impact the rate at which we can successfully commercialize KRAZATI or any other drugs we develop.

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

Risks Related to Our Shares of Common Stock

Our principal shareholders control the majority of our shares, and their actions may significantly influence matters submitted to our shareholders for approval and our share price.*

Based on the information available to us as of March 31, 2023, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 45% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 9% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker Brothers, or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

Our share price is volatile and may be influenced by numerous factors that are beyond our control.*

A low share price and low market valuation may make it difficult to raise sufficient additional cash due to the significant dilution to current shareholders. Market prices for shares of biotechnology and biopharmaceutical companies such as ours are often volatile. Factors such as clinical and regulatory developments regarding our products or processes, developments regarding potential or future third-party collaborators, announcements of technological innovations, new commercial products, patents, the development of proprietary rights by us or by others or any litigation relating to these rights, regulatory actions, general conditions in the biotechnology and pharmaceutical industries, failure to meet analysts’ expectations, publications, financial results or public concern over the safety of biopharmaceutical and biotechnological products, economic conditions in the United States and other countries, including the recent bank failures, terrorism and other factors could have a significant effect on the share price for our shares of common stock. Any setback or delay in the clinical development of our programs could result in a significant decrease in our share price. In recent years the stock of other biotechnology and biopharmaceutical companies has experienced extreme price fluctuations that have been unrelated to the operating performance of the affected companies. There can be no assurance that the market price of our shares of common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. These fluctuations may result due to macroeconomic and world events, national or local events, general perception of the biotechnology industry or to a lack of liquidity. In addition, other biotechnology companies’ or our competitors’ programs could have positive or negative results that impact their stock prices and their results or experience stock price fluctuations that could have a positive or negative impact on our stock price, regardless of whether such impact is direct or not.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

May 9, 2023	by:	/s/ David D. Meek
David D. Meek
Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	by:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)