Form 10-Q
period 2023-06-30
Mirati Therapeutics, Inc.
filed 2023-08-08
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2023, there were 58,604,347 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$129,866	$235,260
Short-term investments	649,568	848,577
Accounts receivable, net	10,523	865
Inventory	8,644	3,020
Other current assets	20,316	21,239
Total current assets	818,917	1,108,961
Property and equipment, net	16,867	17,540
Intangible asset, net	14,397	14,914
Long-term investment	4,565	3,465
Right-of-use asset	35,431	36,122
Other long-term assets	24,866	21,645
Total assets	$915,043	$1,202,647
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,507	$38,861
Accrued liabilities	107,483	120,587
Total current liabilities	139,990	159,448
Lease liability	42,722	43,661
Other liabilities	3,380	3,022
Total liabilities	186,092	206,131
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 58,339,232 and 57,854,559 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	3,544,996	3,453,066
Accumulated other comprehensive loss	(1,715)	(3,719)
Accumulated deficit	(2,814,388)	(2,452,889)
Total shareholders' equity	728,951	996,516
Total liabilities and shareholders' equity	$915,043	$1,202,647

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Product revenue, net	$13,365	$—	$19,656	$—
License and collaboration revenues	325	5,362	1,201	6,071
Total revenue	13,690	5,362	20,857	6,071
Operating expenses
Cost of product revenue	1,025	—	1,583	—
Cost of product revenue - intangible asset amortization	258	—	517	—
Research and development	124,187	128,339	250,870	259,315
Selling, general and administrative	75,490	54,228	148,980	108,179
Total operating expenses	200,960	182,567	401,950	367,494
Loss from operations	(187,270)	(177,205)	(381,093)	(361,423)
Other income (expense), net	10,357	760	19,594	(3,408)
Net loss	$(176,913)	$(176,445)	$(361,499)	$(364,831)
Unrealized gain (loss) on available-for-sale investments	26	(909)	2,069	(5,711)
Foreign currency translation adjustment	(34)	—	(65)	—
Comprehensive loss	$(176,921)	$(177,354)	$(359,495)	$(370,542)
Net loss per share, basic and diluted	$(3.04)	$(3.18)	$(6.22)	$(6.57)
Weighted average common shares outstanding, basic and diluted	58,232,084	55,552,438	58,131,954	55,510,649

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2023
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at March 31, 2023	58,148,416	$58	$3,501,754	$(1,707)	$(2,637,475)	$862,630
Net loss	—	—	—	—	(176,913)	(176,913)
Share-based compensation expense	—	—	39,399	—	—	39,399
Issuance of common stock from ESPP	105,352	—	3,328	—	—	3,328
Issuance of common stock under equity incentive plans	85,464	—	515	—	—	515
Unrealized gain on investments	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	(34)	—	(34)
Balance at June 30, 2023	58,339,232	$58	$3,544,996	$(1,715)	$(2,814,388)	$728,951

Three Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at March 31, 2022	55,511,476	$56	$3,145,368	$4,266	$(1,900,408)	$1,249,282
Net loss	—	—	—	—	(176,445)	(176,445)
Share-based compensation expense	—	—	38,684	—	—	38,684
Issuance of common stock from employee stock purchase plan	29,891	—	995	—	—	995
Issuance of common stock under equity incentive plans	51,264	—	397	—	—	397
Unrealized loss on investments	—	—	—	(909)	—	(909)
Balance at June 30, 2022	55,592,631	$56	$3,185,444	$3,357	$(2,076,853)	$1,112,004

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2023
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2022	57,854,559	$58	$3,453,066	$(3,719)	$(2,452,889)	$996,516
Net loss	—	—	—	—	(361,499)	(361,499)
Share-based compensation expense	—	—	86,360	—	—	86,360
Issuance of common stock from ESPP	105,352	—	3,328	—	—	3,328
Issuance of common stock under equity incentive plans	379,321	—	2,242	—	—	2,242
Unrealized gain on investments	—	—	—	2,069	—	2,069
Foreign currency translation adjustment	—	—	—	(65)	—	(65)
Balance at June 30, 2023	58,339,232	$58	$3,544,996	$(1,715)	$(2,814,388)	$728,951

Six Months Ended June 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2021	55,356,904	$55	$3,099,937	$9,068	$(1,712,022)	$1,397,038
Net loss	—	—	—	—	(364,831)	(364,831)
Share-based compensation expense	—	—	81,589	—	—	81,589
Issuance of common stock from employee stock purchase plan	29,891	—	995	—	—	995
Issuance of common stock under equity incentive plans	205,836	1	2,923	—	—	2,924
Unrealized loss on investments	—	—	—	(5,711)	—	(5,711)
Balance at June 30, 2022	55,592,631	$56	$3,185,444	$3,357	$(2,076,853)	$1,112,004

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(361,499)	$(364,831)
Non-cash adjustments reconciling net loss to operating cash flows
Change in fair value on long-term investment	(1,100)	5,583
Depreciation and amortization expense	2,182	1,322
Amortization of premium and accretion of discounts on investments	(10,597)	1,457
Share-based compensation expense	86,360	81,589
Loss on disposal of property and equipment	—	295
Changes in operating assets and liabilities:
Accounts receivable, net	(9,658)	—
Inventory	(5,624)	—
Other current assets	923	(4,955)
Other long-term assets	(3,221)	(1,194)
Right-of-use asset	691	857
Lease liability	(822)	2,905
Accounts payable, accrued liabilities and other liabilities	(19,217)	(26,989)
Cash flows used in operating activities	(321,582)	(303,961)
Investing activities:
Purchases of short-term investments	(363,756)	(341,472)
Sales and maturities of short-term investments	575,430	496,834
Purchases of property and equipment	(991)	(2,801)
Cash flows provided by investing activities	210,683	152,561
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	2,242	2,924
Proceeds from issuance of common stock from employee stock purchase plan	3,328	995
Cash flows provided by financing activities	5,570	3,919
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	—
Decrease in cash, cash equivalents and restricted cash	(105,394)	(147,481)
Cash, cash equivalents and restricted cash, beginning of period	235,880	413,703
Cash, cash equivalents and restricted cash, end of period	$130,486	$266,222

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$129,866	$265,602
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$130,486	$266,222

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$—	$154

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered short-term investments and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, and the unrealized gains and losses are reported as a component of accumulated other comprehensive loss in shareholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

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

Accounts Receivable, net

Accounts receivable, net consists of trade receivables which are amounts due from customers related to product sales. The Company records trade receivables net of chargebacks, invoice discounts, distribution service fees and any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period. As of June 30, 2023 and December 31, 2022, the Company determined an allowance for doubtful accounts was not required.

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

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the impairment is first identified. Such write downs, should they occur, are charged to cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the Company did not identify any impaired inventory.

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

From time to time, the Company may sell KRAZATI to other commercial customers conducting clinical trials. These sales are recorded as part of product revenue, net and reflected at the transaction price, which includes estimates of variable consideration for trade allowances as discussed below.

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

License and collaboration revenues

The Company’s license and collaboration revenues have been generated primarily through collaborative research, development, manufacture and commercialization agreements. The terms of these agreements generally include the license of intellectual property and associated know-how and the provision of other goods and services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; manufacturing supply services; milestone payments; and royalties on future product sales.

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

Intangible Asset, Net

The Company’s finite-lived intangible asset resulted from the capitalization of a milestone payment due under a license and collaboration agreement in connection with the first commercial sale of KRAZATI in the U.S. in December 2022. The intangible asset will be amortized on a straight-line basis over its remaining useful life, which is estimated to be the remaining patent life of KRAZATI. Amortization expense is recorded as cost of product revenue - intangible asset amortization in the condensed consolidated statements of operations and comprehensive loss.

Cost of Product Revenue

Cost of product revenue includes direct and indirect costs related to the manufacturing and distribution of KRAZATI, including materials, third-party contract manufacturing costs, packaging services, freight-in, overhead, royalties payable on net sales of KRAZATI and inventory reserves. All product costs incurred prior to FDA approval of KRAZATI in December 2022 were charged to research and development expense.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock options	593,009	1,010,399	645,774	1,297,818
Common stock warrants	7,605,626	7,605,691	7,605,634	7,605,719
Unvested restricted stock units and performance stock units	3,365,759	1,164,045	3,255,723	1,115,727
Total	11,564,394	9,780,135	11,507,131	10,019,264

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

3.    Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of June 30, 2023
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$12,866	$—	$(47)	$12,819
Commercial paper	1 year or less	400,771	13	(631)	400,153
U.S. Agency bonds	2 years or less	176,624	63	(787)	175,900
U.S. Treasury bills	2 years or less	60,914	—	(218)	60,696
		$651,175	$76	$(1,683)	$649,568

		As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$95,195	$—	$(662)	$94,533
Commercial paper	1 year or less	443,489	65	(811)	442,743
U.S. Agency bonds	2 years or less	90,351	22	(434)	89,939
U.S. Treasury bills	2 years or less	223,216	8	(1,862)	221,362
		$852,251	$95	$(3,769)	$848,577

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. As of June 30, 2023 and December 31, 2022, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of June 30, 2023 and December 31, 2022, no allowance for credit losses was recorded. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

The long-term investment balance of $4.6 million and $3.5 million as of June 30, 2023 and December 31, 2022, respectively, is comprised of 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock which were acquired in 2020. As of June 30, 2023 and December 31, 2022, the investment is carried at fair value based on the closing price of ORIC’s common stock on the last trading day of the reporting period. The Company recorded gains of $1.2 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and losses of $0.5 million and $5.6 million for the three and six months ended June 30, 2022, respectively, within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company currently does not intend to sell ORIC shares within 12 months from June 30, 2023. See Note 4 for additional information related to the investment in ORIC.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$19,244	$19,244	$—	$—
Money market funds	110,622	110,622	—	—
Total cash and cash equivalents	129,866	129,866	—	—

Short-term investments:
U.S. Treasury bills	60,696	60,696	—	—
Corporate debt securities	12,819	—	12,819	—
Commercial paper	400,153	—	400,153	—
U.S. Agency bonds	175,900	—	175,900	—
Total short-term investments	649,568	60,696	588,872	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	4,565	4,565	—	—

Total	$783,999	$195,127	$588,872	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$53,033	$53,033	$—	$—
Money market funds	174,262	174,262	—	—
U.S. Agency bonds	7,965	—	7,965	—
Total cash and cash equivalents	235,260	227,295	7,965	—

Short-term investments:
U.S. Treasury bills	221,362	221,362	—	—
Corporate debt securities	94,533	—	94,533	—
Commercial paper	442,743	—	442,743	—
U.S. Agency bonds	89,939	—	89,939	—
Total short-term investments	848,577	221,362	627,215	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	3,465	3,465	—	—

Total	$1,087,302	$452,122	$635,180	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2023 and December 31, 2022. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

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

Other than the investment in ORIC described above, there were no transfers between fair value measurement levels during the three and six months ended June 30, 2023 and 2022.

5.    Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$69	$—
Work-in-process	8,034	2,994
Finished goods	541	26
Total inventory	$8,644	$3,020

The Company’s capitalized inventory consists of costs incurred subsequent to FDA approval of KRAZATI in December 2022. There were no inventory write downs during the three and six months ended June 30, 2023.

6.    Other Current Assets and Other Long-Term Assets

Other current assets and other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Other current assets:
Prepaid expenses	$15,141	$15,207
Deposits and other receivables	3,527	3,162
Interest receivables	1,648	2,870
Total other current assets	$20,316	$21,239

Other long-term assets:
Deposits and prepaid expenses	$24,246	$21,025
Restricted cash	620	620
Total other long-term assets	$24,866	$21,645

7.    Intangible asset, net

Intangible asset, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Gross carrying value	$15,000	$15,000
Less: Accumulated amortization	(603)	(86)
Intangible asset, net	$14,397	$14,914

The Company has a finite-lived intangible asset, resulting from the capitalization of a milestone payment under the license and collaboration agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer Inc. (“Pfizer”) in July 2019), in connection with the Company’s first commercial sale of KRAZATI in the U.S. in December 2022 (see Note 9). The Company began amortizing the intangible asset in December 2022 over a 14.5-year period based on KRAZATI’s expected patent life, which is considered to be KRAZATI’s useful life. The Company incurred amortization expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, which was included in cost of product revenue - intangible asset amortization in the condensed consolidated statements of operations and comprehensive loss. No amortization expense was recorded for the three and six months ended June 30, 2022.

As of June 30, 2023, the estimated future amortization expense associated with the Company’s intangible asset is as follows (in thousands):

Remainder of 2023	$516
2024	1,034
2025	1,034
2026	1,034
2027	1,034
Thereafter	9,745
Total	$14,397

8.    Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued liabilities:
Accrued clinical expense	$41,584	$37,604
Accrued manufacturing expense	6,114	6,605
Accrued development expense	4,629	20,107
Accrued compensation and benefits	34,932	40,208
Accrued commercial expense	4,547	3,941
Accrued royalty expense	869	—
Accrued adjustments to product revenue	1,922	152
Lease liability (current)	7,961	7,844
Other accrued expenses	4,925	4,126
Total accrued liabilities	$107,483	$120,587

Other liabilities	$3,380	$3,022

Other liabilities as of June 30, 2023 and December 31, 2022 consisted primarily of clinical trial-related liabilities.

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
During the three and six months ended June 30, 2023, $1.7 million of product revenue, net relates to sales of KRAZATI to a third-party commercial customer for its clinical trials. This revenue is recognized net of the Company’s best estimate of trade allowances.
As of June 30, 2023 and December 31, 2022, the Company’s accounts receivable balances of $10.5 million and $0.9 million, respectively, on the condensed consolidated balance sheets consisted of KRAZATI product sales receivable, net of chargebacks, discounts and allowances of $0.8 million and $0.1 million, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s government and commercial rebates, program incentives and provision for product returns totaled $1.9 million and $0.2 million, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. No revenue related to this performance obligation was recognized for the three and six months ended June 30, 2023 or 2022.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during the three and six months ended June 30, 2023 or 2022. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2023 or 2022.

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

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred an aggregate of $10.5 million in development milestone payments and a $15.0 million commercial milestone payment relating to the first sale of KRAZATI in the U.S. from inception through June 30, 2023. The $15.0 million milestone payment relating to the first commercial sale of KRAZATI in the U.S. was capitalized as an intangible asset as of December 31, 2022 (see Note 7).

During the three and six months ended June 30, 2023, the Company incurred zero and $1.0 million, respectively, in development milestone payments, for initiation of the first Phase 1 trial for MRTX1133 which was recorded as a research and development expense in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2023, the Company also incurred $0.9 million and $1.4 million, respectively, of royalties on net sales of KRAZATI which were recorded as cost of product revenue in the condensed consolidated statement of operations and comprehensive loss. No expenses were incurred under these agreements with Pfizer during the three and six months ended June 30, 2022.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. The Company recognized $0.3 million and $1.2 million of revenue related to this performance obligation for the three and six months ended June 30, 2023, respectively. The Company recognized $0.4 million and $1.1 million of revenue related to this performance obligation for the three and six months ended June 30, 2022, respectively. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. No milestone payments were earned during the three and six months ended June 30, 2023. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China during the three and six months ended June 30, 2022. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2023 or 2022.

10.    Shareholders’ Equity

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. During the three and six months ended June 30, 2023 and 2022, no shares of common stock were issued and sold under this sales agreement. As of June 30, 2023, the Company has issued and sold an aggregate of 1,880,097 shares of common stock pursuant to this sales agreement generating net proceeds of $155.0 million.

Share-based Compensation

Total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$18,399	$22,807	$43,038	$49,067
Selling, general and administrative expense	21,000	15,877	43,322	32,522
	$39,399	$38,684	$86,360	$81,589

Issuances Under Equity Incentive Plans

During the three and six months ended June 30, 2023, 85,464 and 379,321 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $0.5 million and $2.2 million, respectively. During the three and six months ended June 30, 2022, 51,264 and 205,836 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $0.4 million and $2.9 million, respectively.

Issuances Under Employee Stock Purchase Plan

On May 11, 2023, an amendment to the Company’s 2013 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s shareholders, to increase the aggregate number of shares of common stock reserved for issuance under the ESPP by 750,000 shares. During the three and six months ended June 30, 2023, 105,352 shares of common stock were issued under the Company’s ESPP, generating net proceeds of $3.3 million. During the three and six months ended June 30, 2022, 29,891 shares of common stock were issued under the Company’s ESPP, generating net proceeds of $1.0 million.

Warrants

As of June 30, 2023, the following warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
			7,605,811

No warrants were exercised during the three and six months ended June 30, 2023 or 2022.

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

The Amended and Restated Lease is considered to be an operating lease, and the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of June 30, 2023, the condensed consolidated balance sheet includes an operating right-of-use asset of $35.4 million and a total operating lease liability of $50.7 million, of which $8.0 million is a current lease liability and included in accrued liabilities, and $42.7 million is included in non-current lease liability. As of December 31, 2022, the condensed consolidated balance sheet includes an operating right-of-use asset of $36.1 million and a total operating lease liability of $51.5 million, of which $7.8 million is a current lease liability and included in accrued liabilities, and $43.7 million is included in non-current lease liability. For the three and six months ended June 30, 2023, the Company recorded operating lease expense of $2.0 million and $3.9 million, respectively. For the three and six months ended June 30, 2022, the Company recorded operating lease expense of $1.9 million and $3.8 million, respectively.

As of June 30, 2023, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
Remainder of 2023	$3,951
2024	8,080
2025	8,322
2026	8,572
2027	8,829
Thereafter	50,857
Total operating lease payments(†)	88,611
Less: Amount representing interest	(37,928)
Total lease liability	$50,683
____________________
†The Company has an early termination right in 2028 in which the total contractual obligation would be reduced by $41.1 million.

Legal Proceedings

The Company is subject to asserting or defending various claims, complaints and legal actions that arise from time to time in the normal course of business, including commercial insurance, product liability, intellectual property and employment related matters, and none of which the Company deems material.

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

Sitravatinib is an investigational spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s) and enhance immune responses through the inhibition of immunosuppressive signaling. On May 24, 2023, we announced that the SAPPHIRE study did not meet its primary endpoint of overall survival at the final analysis. We do not currently have plans to pursue further clinical development of sitravatinib.

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

Approval of KRAZATI

On December 12, 2022, we received accelerated approval by the FDA for KRAZATI, a targeted treatment option for adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. In connection with the accelerated approval, we are required to complete KRYSTAL-12 and other post-marketing commitments. The NDA was reviewed by the FDA for Accelerated Approval (Subpart H), which allows for the approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. In addition, this application was reviewed under the FDA Real-Time Oncology Review pilot program, which aims to explore a more efficient review process that ensures safe and effective treatments are made available to patients as early as possible, and achieved Breakthrough Therapy Designation for patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy, and Breakthrough Therapy Designation for patients with advanced CRC whose cancer has progressed following prior treatment with chemotherapy and an anti-VEGF therapy. In April 2022, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. On July 21 2023, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion on the application for conditional marketing authorisation for KRAZATI, for the treatment of KRAS G12C-mutated advanced non-small cell lung cancer. The evaluation of the full MAA is not impacted and will be considered by the CHMP following the data from KRYSTAL-12, a Phase 3 clinical study of adagrasib versus docetaxel in second line NSCLC patients. On July 27, 2023, we submitted a request for re-examination to the CHMP. The Company also has an Expanded Access Program for KRAZATI for the treatment of eligible patients with KRAS G12C-mutated cancers regardless of tumor type in Europe.

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

KRYSTAL-7

In December 2020, we initiated KRYSTAL-7, the Phase 2 clinical trial includes the evaluation of the combination of adagrasib at 400mg BID with a PD-1 inhibitor (pembrolizumab) in patients with first-line NSCLC stratified by <1% Tumor Proportion Score (“TPS”) score and ≥1% TPS score. The study was fully enrolled in July 2023.

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

On August 8, 2023, we presented updated preliminary results from the KRYSTAL-7 Phase 2 trial and KRYSTAL-1 Phase 1b cohort evaluating adagrasib (400mg twice daily) concurrently combined with pembrolizumab in patients for the treatment of first-line NSCLC harboring a KRAS G12C mutation across all PD-L1 subgroups as of the data cutoff date of February 28, 2023.

•147 patients were enrolled and evaluable for safety with a median follow-up of 6.4 months. TRAEs were Grade 1 (12%), Grade-2 (18%), Grade 3 (52%) and Grade 4 (9%); there were no Grade 5 TRAEs observed. TRAEs led to discontinuation of either adagrasib or pembrolizumab in 18% of patients and both adagrasib and pembrolizumab in 4% of patients.

•The combination demonstrated low rates of clinically meaningful liver TRAEs. Liver-related TRAEs lead to discontinuation in just 2 patients. Median time from onset to an increase in ALT and AST was 32 and 42 days, respectively, and only 4 patients experienced new onset treatment-related ALT/AST increase after 3 months.

•In patients with TPS scores of ≥50% (n=56), adagrasib plus pembrolizumab demonstrated promising preliminary clinical activity with an ORR in the full analysis set of 63%. Of patients who were clinically evaluable and received at least one on-study scan (n=49), adagrasib plus pembrolizumab demonstrated an ORR of 71%.

•As of the data cutoff date, neither the median DOR nor median PFS had been reached.

•We expect to move forward with the advancement of the adagrasib plus pembrolizumab regimen into a pivotal Phase 3 study in patients with TPS scores ≥50% by the end of 2023.

•In patients with TPS scores of <50%, these updated data showed clinical activity, but suggest that the adagrasib plus pembrolizumab regimen will not be sufficient to displace the existing standard of care (KEYNOTE-189 regimen of carboplatin, pemetrexed and pembrolizumab) for these patients.

KRYSTAL-17

In the second quarter of 2023, we initiated a cohort in KRYSTAL-17, a Phase 2 clinical trial, evaluating adagrasib in combination with pembrolizumab and chemotherapy in patients with advanced first line NSCLC with TPS < 50%. Safety and preliminary efficacy data from this study will inform further development plans in patients with TPS < 50%.

KRYSTAL-10, KRYSTAL-12 and KRYSTAL-21

In the first quarter of 2021, we initiated two registration-enabling Phase 3 clinical trials. KRYSTAL-10 is evaluating the combination of adagrasib and an anti-EGFR antibody (cetuximab) randomized against chemotherapy in patients with second-line CRC. KRYSTAL-12 is evaluating adagrasib as a monotherapy randomized against docetaxel in patients with second-line NSCLC. In the second quarter of 2023, we initiated KRYSTAL-21, a phase 2 clinical trial evaluating adagrasib as a monotherapy under two dosing regimens. The study will evaluate the efficacy of two dosing regimens of adagrasib (600 mg BID without regard to food versus 400 mg BID with food) in NSCLC patients with KRAS G12C mutation and who have received prior treatment with a platinum-based regimen and immune checkpoint inhibitor therapy.

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

Sitravatinib

Sitravatinib is a spectrum-selective kinase inhibitor designed to potently inhibit receptor tyrosine kinases (“RTK”s), including TAM family receptors (TYRO3, Axl, Mer), split family receptors (VEGFR2, KIT) and RET. In April 2022, we completed enrollment in SAPPHIRE, a Phase 3 clinical trial in second-line non-squamous NSCLC patients whose tumors have progressed on prior therapy with platinum-chemotherapy in combination with a checkpoint inhibitor or third-line non-squamous NSCLC patients who have received chemotherapy followed by a checkpoint inhibitor. SAPPHIRE compared the combination of sitravatinib plus nivolumab randomized to docetaxel. On May 24, 2023, we announced that the SAPPHIRE study did not meet its primary endpoint of overall survival at the final analysis. We do not currently have plans to pursue further clinical development of sitravatinib.

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

On August 8, 2023, we presented preliminary results from a Phase 1/2 multiple expansion cohort trial to evaluate MRTX1719 in patients with advanced, unresectable or metastatic solid tumor malignancy with homozygous deletion of the MTAP gene.

• As of a June 13, 2023 data cut, 33 patients were evaluable for safety across 6 dose levels. 21 patients were evaluable for clinical response, including 18 patients at therapeutic dose levels, defined as doses ≥ 100 mg once daily (“QD”).

•Preliminary pharmacokinetic results were favorable and demonstrated roughly dose proportional increases in exposure among patients receiving therapeutic doses.

•All 3 tumor biopsies evaluated showed that SDMA was completely extinguished following treatment at a dose of 200 mg QD.

•Early signs of clinical activity have been achieved with 6 partial responses, including 5 confirmed responses and 1 unconfirmed response, out of the 18 patients evaluable for response at therapeutic dose levels. Responses were observed across multiple dose levels and tumor types including non-small cell lung cancer, mesothelioma, biliary tract tumors, melanoma, and malignant peripheral nerve sheathe tumor. The unconfirmed response was observed shortly after data cutoff date.

•MRTX1719 demonstrated a manageable safety profile. The most frequently reported treatment related adverse events were nausea, vomiting and fatigue and the vast majority were Grade 1 or 2. Grade 3 treatment related adverse events were observed in only 5/33 patients (15.2%). Dose-limiting bone marrow toxicities, which were associated with non-selective PRMT5 inhibitors, were not observed at any dose level.

MRTX0902, a selective SOS1 inhibitor

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted RAS/mitogen-activated protein kinase (“MAPK”)-pathway and/or receptor tyrosine kinase (“RTK”) inhibitors. MRTX0902 disrupts the KRAS-SOS1 interaction and shifts the equilibrium of KRAS from an active to inactive state. The SOS protein is a guanine nucleotide exchange factor (“GEF”) that facilitates the ability of KRAS to turnover from its GDP-loaded “off” state to its GTP-loaded “on” state, a critical step to enable productive KRAS effector binding and activation of downstream signaling. MRTX0902 has the potential to limit cancer growth arising from a variety of mutations (e.g. KRAS or EGFR) that result in activation of the KRAS pathway. MRTX0902 exhibits favorable potency, selectivity and oral exposure characteristics and shows improved anti-tumor efficacy in combination with inhibitors of KRAS, MEK, and EGFR in pre-clinical models. We filed an IND with the FDA for MRTX0902 and received Notice to Proceed authorization from FDA in August 2022. In the fourth quarter of 2022, we initiated a Phase 1/2 multiple expansion cohort trial with MRTX0902. In December 2022, the FDA granted Fast Track Designation to MRTX0902. In July 2023, we initiated a cohort within the Phase 1/2 trail evaluating the combination of MRTX0902 plus adagrasib.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes the significant items within our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
Product revenue, net	$13,365	$—	$13,365	$19,656	$—	$19,656
License and collaboration revenues	325	5,362	(5,037)	1,201	6,071	(4,870)
Cost of product revenue	1,025	—	1,025	1,583	—	1,583
Cost of product revenue - intangible asset amortization	258	—	258	517	—	517
Research and development expenses	124,187	128,339	(4,152)	250,870	259,315	(8,445)
Selling, general and administrative expenses	75,490	54,228	21,262	148,980	108,179	40,801
Other income (expense), net	10,357	760	9,597	19,594	(3,408)	23,002

Product revenue, net

Product revenue, net relates to sales of KRAZATI, which received approval by the FDA and launched commercially in the U.S. in December 2022. Product revenue, net for the three and six months ended June 30, 2023 was $13.4 million and $19.7 million, respectively. During the three and six months ended June 30, 2023, $1.7 million of product revenue, net relates to sales of KRAZATI to a third-party commercial customer for its clinical trials. There was no product revenue for the three and six months ended June 30, 2022.

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

The Company earned $0.3 million and $1.2 million of license and collaboration revenue during the three and six months ended June 30, 2023, respectively, related to clinical supply revenue under the Zai Agreement.

The Company earned $5.4 million and $6.1 million of license and collaboration revenue during the three and six months ended June 30, 2022, respectively, which consisted of a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China and $0.4 million and $1.1 million, respectively, related to clinical supply revenue under the Zai Agreement.

Cost of product revenue

Cost of product revenue for the three and six months ended June 30, 2023 was $1.0 million and $1.6 million, respectively, and consisted of product manufacturing and distribution costs for KRAZATI and royalties incurred on net sales of KRAZATI owed to our collaborative partner. Product sold during the three and six months ended June 30, 2023 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of KRAZATI, which favorably impacted our cost of product revenue for the three and six months ended June 30, 2023. Had the previously expensed inventory been capitalized and recognized when sold, our total cost of product revenue with these manufacturing costs included for the three and six months ended June 30, 2023 would have increased by approximately $1.9 million and $2.9 million, respectively. We will continue to have a lower cost of product revenue that excludes the cost of active pharmaceutical ingredient that was produced prior to FDA approval, which we expect to be the case for the near-term, and we do not expect our cost of product revenue for KRAZATI to increase significantly as a percentage of product revenue, net in future periods as we continue to produce inventory for future sales. As KRAZATI was approved in December 2022, there was no cost of product revenue for the three and six months ended June 30, 2022.

Cost of product revenue - intangible asset amortization

Cost of product revenue - intangible asset amortization for the three and six months ended June 30, 2023 was $0.3 million and $0.5 million, respectively, and represents the amortization expense attributable to our finite-lived intangible asset, which resulted from the capitalization of a milestone payment due under a license and collaboration agreement relating to the first commercial sale of KRAZATI in the U.S. There was no cost of product revenue - intangible asset amortization for the three and six months ended June 30, 2022.

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

Our research and development efforts during the three and six months ended June 30, 2023 and 2022 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$47,775	$43,735	$4,040	$90,536	$88,726	$1,810
MRTX1719	2,428	1,921	507	4,217	3,647	570
MRTX0902	1,432	—	1,432	2,098	—	2,098
MRTX1133	3,729	—	3,729	6,644	—	6,644
Sitravatinib*	9,358	15,598	(6,240)	21,049	31,834	(10,785)
Pre-clinical development programs	5,253	9,031	(3,778)	10,462	17,055	(6,593)
Total third-party research and development expenses	69,975	70,285	(310)	135,006	141,262	(6,256)
Salaries and other employee related expense	27,216	24,470	2,746	55,417	48,778	6,639
Share-based compensation expense	18,399	22,807	(4,408)	43,038	49,067	(6,029)
Other research and development costs	8,597	10,777	(2,180)	17,409	20,208	(2,799)
Research and development expense	$124,187	$128,339	$(4,152)	$250,870	$259,315	$(8,445)

*On May 24, 2023, we announced that the SAPPHIRE study did not meet its primary endpoint of overall survival at the final analysis. We do not currently have plans to pursue further clinical development of sitravatinib.

Research and development expenses for the three and six months ended June 30, 2023 were $124.2 million and $250.9 million, respectively, compared to $128.3 million and $259.3 million for the same periods in 2022, respectively.

The decrease of $4.2 million and $8.4 million for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively, primarily related to a decrease in third-party research and development costs, driven by a decrease in sitravatinib clinical development costs as we completed enrollment in our SAPPHIRE Phase 3 clinical trial in the second quarter of 2022, and a decrease in share-based compensation due to a decrease in the fair value of equity grants awarded during the period. This decrease was partially offset by increases in our earlier stage clinical development programs such as MRTX1133 which began a Phase 1 clinical trial in the first quarter of 2023, and an increase in salaries and other employee related expense to support the advancement of our portfolio.

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

Selling, general and administrative expenses for the three and six months ended June 30, 2023 were $75.5 million and $149.0 million compared to $54.2 million and $108.2 million for the same periods in 2022, respectively. The increase of $21.3 million and $40.8 million for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively, was primarily due to an increase in headcount-related costs, including share-based compensation and salaries, and commercial-related costs to support the marketing and sales of KRAZATI.

Other Income (Expense), Net

Other income for the three months ended June 30, 2023 was $10.4 million, compared to $0.8 million for the same period in 2022. The increase of $9.6 million was primarily due to an increase of $7.5 million in interest income and a favorable impact of $1.7 million from the change in fair value of the long-term investment in ORIC Pharmaceuticals, Inc., which was acquired in 2020 in connection with the ORIC Agreement.

Other income (expense) for the six months ended June 30, 2023 was income of $19.6 million, compared to expense of $3.4 million for the same period in 2022. The increase of $23.0 million was primarily due to an increase of $16.0 million in interest income and a favorable impact of $6.7 million from the change in the fair value of the long-term investment in ORIC.

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

As of June 30, 2023, we had $779.4 million of cash, cash equivalents and short-term investments compared to $1.1 billion as of December 31, 2022.

In 2022, we received net proceeds of $155.0 million from the issuance and sale of 1,880,097 shares of our common stock under our At the Market Facility (the “Sales Agreement”). Pursuant to the Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million. As of June 30, 2023, approximately $345.0 million remained available for issuance under the Sales Agreement.

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

Contractual Obligations

Our principal commitments as of June 30, 2023 include both short and long-term future obligations.

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

Historical Cash Flows

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(321,582)	$(303,961)
Net cash provided by investing activities	210,683	152,561
Net cash provided by financing activities	5,570	3,919
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	—
Decrease in cash, cash equivalents and restricted cash	$(105,394)	$(147,481)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $321.6 million, compared to net cash used of $304.0 million for the same period in 2022, an increase of $17.6 million. Cash used in operating activities during 2023 primarily related to our net loss of $361.5 million, adjusted for non-cash items such as non-cash share-based compensation expense of $86.4 million and net cash outflows from a change in our operating assets and liabilities of $36.9 million. Cash used in operating activities during 2022 primarily related to our net loss of $364.8 million, adjusted for non-cash share-based compensation expense of $81.6 million and net cash outflows from a change in our operating assets and liabilities of $29.4 million.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2023 and 2022 were inflows of $210.7 million and $152.6 million, respectively, and reflect the sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $5.6 million and $3.9 million, respectively, and consisted of net proceeds received from the exercise of common stock options and stock issuances under the employee stock purchase plan.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2023 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

If we do not obtain regulatory approval of adagrasib for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market adagrasib for other indications or in other jurisdictions, which will negatively impact the potential of our commercial revenues.*

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit adagrasib for approval for other indications or in other jurisdictions. For example, we are pursuing an expansion strategy to bring adagrasib to countries within the European Economic Area (“EEA”) and the United Kingdom (“UK”). In particular, in April 2022, we submitted a Marketing Authorization Application (“MAA”), to the European Medicines Agency (“EMA”), for adagrasib for the treatment of adult patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. On July 21, 2023, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion on the application for conditional marketing authorisation for KRAZATI, for the treatment of KRAS G12C-mutated advanced non-small cell lung cancer. The evaluation of the full MAA is not impacted and will be considered by the CHMP following the data from KRYSTAL-12, a Phase 3 clinical study of adagrasib versus docetaxel in second line NSCLC patients. On July 27, 2023 we submitted a request for re-examination to the CHMP. If we do not receive marketing approval for adagrasib for any other indication or from any regulatory agency other than the FDA, we will not be able to commercialize adagrasib for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

If we are unable to achieve and maintain adequate levels of third-party payor coverage and reimbursement for KRAZATI or any other product candidates, if approved, on reasonable pricing terms, their commercial success may be severely hindered.*

Successful sales of any approved product candidates, including KRAZATI, depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for KRAZATI, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use KRAZATI if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost of those products.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling KRAZATI at less than an optimized price could impact our revenues and overall success as a company. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for KRAZATI may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of KRAZATI to each payor separately, with no assurance that coverage will be obtained. Further, coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain coverage of, and adequate payment levels for, KRAZATI or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them, and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize KRAZATI, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition and future success.

Our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our other product candidates.*

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. MRTX1719 is in a Phase 1 clinical trial, MRTX0902 is in Phase 1/2 clinical trial, and MRTX1133 has recently been cleared by the FDA to initiate a Phase 1 clinical trial. In April 2022, we submitted an MAA to the EMA for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. On July 21, 2023, we announced that the CHMP adopted a negative opinion on the application for conditional marketing authorisation for KRAZATI, for the treatment of KRAS G12C-mutated advanced non-small cell lung cancer. The evaluation of the full MAA is not impacted and will be considered by the CHMP following the data from KRYSTAL-12, a Phase 3 clinical study of adagrasib versus docetaxel in second line NSCLC patients. On July 27, 2023, we submitted a request for re-examination to the CHMP. Each of our product candidates will require the selection of suitable patients for our clinical trials and additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, continued build out of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of cancers may have evolved such that it would be necessary to modify our plans for full approval and commercial acceptance of our products may be limited by a change in the standard of care. In addition, some of our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we or our collaborators may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

Even if we obtain the required financing or establish a collaboration to enable us to conduct late-stage clinical development of our product candidates and pipeline assets, we cannot be certain that such clinical development would be successful, or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, in May 2023 we announced that sitravatinib failed to meet the primary endpoint of overall survival in the Phase 3 SAPPHIRE trial, despite having encouraging OS results in a prior Phase 2 trial. Any delay in, or termination of, our clinical trials will delay and possibly preclude the submission of any NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.*

We outsource certain functions, tests and services to CROs, medical institutions and collaborators and outsource manufacturing to collaborators and/or contract manufacturers, and we rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In particular, we rely on CROs to run our clinical trials on our behalf and contract manufacturers to manufacture our product candidates. There is no assurance that such individuals or organizations will be able to provide the functions, tests, drug supply or services as agreed upon or to acceptable quality standards, and we could suffer significant delays in the development of our products or processes.

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

If our competitors develop and market products that are more effective than KRAZATI or our other product candidates, they may reduce or eliminate our commercial opportunity.*

We are aware of other companies who currently have competing commercial or clinical-stage direct KRAS G12C inhibitor programs including Amgen, Inc., F. Hoffman-LaRoche Ltd., Eli Lilly and Company, Merck & Co., Inc., Novartis AG, Boehringer Ingelheim International GmbH, and Revolution Medicines, Inc.

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

We are aware of other companies who currently have competing clinical-stage MTA-cooperative PRMT5 inhibitor programs including Tango Therapeutics, Inc., BeiGene, and Amgen, Inc.

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.*

We may not be able to initiate or complete clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. In particular, because we are focused on patients with specific genetic alterations in some of our trials, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications, or target the same genetic alterations as our product candidates. Therefore, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

The failure to (i) maintain the BeiGene Agreement or the failure of BeiGene to perform its obligations under the BeiGene Agreement and/or (ii) maintain the Zai Agreement or the failure of Zai to perform its obligations under the Zai Agreement, could, in each case, negatively impact our business.*

Pursuant to the terms of the BeiGene Agreement, we granted to BeiGene an exclusive license to develop, manufacture and commercialize sitravatinib in the BeiGene Licensed Territory. Consequently, our ability to generate any revenues from sitravatinib in the BeiGene Licensed Territory depends on our ability to maintain our collaboration with BeiGene. We have limited control over the amount and timing of resources that BeiGene will dedicate to these efforts and the failure of sitravatinib to meet the overall survival primary endpoint in the Phase 3 SAPPHIRE trial may negatively impact BeiGene’s willingness to continue to dedicate resources to the development of sitravatinib in the BeiGene Licensed Territory.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the Federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell. In particular, in the United States, the federal government and private insurers have changed, and have considered ways to change, the manner in which healthcare services are provided. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”) became law in the United States. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be fully implemented, and there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025, by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA and other health reform measures will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges or additional health reform measures of the Biden administration will impact the ACA, other health reform measures, and our business.

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

Our relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.*

As an early commercial-stage company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights will be applicable to our business. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we may sell, market and distribute KRAZATI and any future drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

We may become subject to the risk of product liability claims.*

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

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required in many cases by contractual obligations to indemnify collaborators, partners, third-party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry $10 million in product liability insurance, which we believe is appropriate for our marketed products and clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, and harm to our reputation.*

In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data and clinical trial related data), intellectual property and trade secrets. We are dependent upon our own or third-party information technology systems, infrastructure and data to operate our business.

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

Risks Related to Our Financial Position and Capital Requirements

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.*

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $124.2 million and $128.3 million for the three months ended June 30, 2023 and 2022, respectively, and $250.9 million and $259.3 million for the six months ended June 30, 2023 and 2022, respectively. Our net losses for the three months ended June 30, 2023 and 2022 were $176.9 million and $176.4 million, respectively, and $361.5 million and $364.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $2.8 billion. We may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development, and commercialize any of our other product candidates.

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

Risks Related to Our Shares of Common Stock

Our principal shareholders control the majority of our shares, and their actions may significantly influence matters submitted to our shareholders for approval and our share price.*

Based on the information available to us as of June 30, 2023, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 46% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 9% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker Brothers, or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

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

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018).
10.1	2013 Employee Stock Purchase Plan, as amended (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2023).
10.2	Non-Employee Director Compensation Policy, Amended and Restated June 22, 2023.
10.3	Employment Agreement, dated April 12, 2023, by and between the Registrant and John B. Moriarty, Jr.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

August 8, 2023	by:	/s/ Charles M. Baum
Charles M. Baum
Interim Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	by:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)