Form 10-Q
period 2023-09-30
Mirati Therapeutics, Inc.
filed 2023-11-06
CIK 1576263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   ☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2023, there were 70,147,706 total shares of common stock outstanding.

MIRATI THERAPEUTICS, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$258,718	$235,260
Short-term investments	717,716	848,577
Accounts receivable, net	14,651	865
Inventory	20,156	3,020
Other current assets	24,839	21,239
Total current assets	1,036,080	1,108,961
Property and equipment, net	16,046	17,540
Intangible asset, net	14,138	14,914
Long-term investment	3,559	3,465
Right-of-use asset	35,066	36,122
Other long-term assets	24,819	21,645
Total assets	$1,129,708	$1,202,647
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$37,961	$38,861
Accrued liabilities	99,418	120,587
Total current liabilities	137,379	159,448
Lease liability	42,203	43,661
Other liabilities	3,661	3,022
Total liabilities	183,243	206,131
Commitments and contingencies (see Note 11)
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 authorized; 70,111,309 and 57,854,559 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	70	58
Additional paid-in capital	3,924,237	3,453,066
Accumulated other comprehensive loss	(1,550)	(3,719)
Accumulated deficit	(2,976,292)	(2,452,889)
Total shareholders' equity	946,465	996,516
Total liabilities and shareholders' equity	$1,129,708	$1,202,647

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Product revenue, net	$16,400	$—	$36,056	$—
License and collaboration revenues	—	5,431	1,201	11,502
Total revenue	16,400	5,431	37,257	11,502
Operating expenses
Cost of product revenue	1,428	—	3,011	—
Cost of product revenue - intangible asset amortization	259	—	776	—
Research and development	114,766	131,076	365,636	390,391
Selling, general and administrative	72,001	60,798	220,981	168,977
Total operating expenses	188,454	191,874	590,404	559,368
Loss from operations	(172,054)	(186,443)	(553,147)	(547,866)
Other income, net	10,150	13,136	29,744	9,728
Loss before income taxes	(161,904)	(173,307)	(523,403)	(538,138)
Income tax expense	—	254	—	254
Net loss	$(161,904)	$(173,561)	$(523,403)	$(538,392)
Unrealized gain (loss) on available-for-sale investments	106	(1)	2,175	(5,712)
Foreign currency translation adjustment	59	(9,485)	(6)	(9,485)
Comprehensive loss	$(161,739)	$(183,047)	$(521,234)	$(553,589)
Net loss per share, basic and diluted	$(2.49)	$(3.09)	$(8.66)	$(9.66)
Weighted average common shares outstanding, basic and diluted	64,993,079	56,219,416	60,419,755	55,747,205

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2023
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at June 30, 2023	58,339,232	$58	$3,544,996	$(1,715)	$(2,814,388)	$728,951
Net loss	—	—	—	—	(161,904)	(161,904)
Issuance of common stock and warrants, net of issuance costs	11,288,336	11	332,504	—	—	332,515
Share-based compensation expense	—	—	44,553	—	—	44,553
Issuance of common stock under equity incentive plans	483,741	1	2,184	—	—	2,185
Unrealized gain on investments	—	—	—	106	—	106
Foreign currency translation adjustment	—	—	—	59	—	59
Balance at September 30, 2023	70,111,309	$70	$3,924,237	$(1,550)	$(2,976,292)	$946,465

Three Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at June 30, 2022	55,592,631	$56	$3,185,444	$3,357	$(2,076,853)	$1,112,004
Net loss	—	—	—	—	(173,561)	(173,561)
Issuance of common stock under ATM, net of issuance costs	1,880,097	2	155,009	—	—	155,011
Share-based compensation expense	—	—	42,992	—	—	42,992
Issuance of common stock under equity incentive plans	96,041	—	2,094	—	—	2,094
Unrealized loss on investments	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	(9,485)	—	(9,485)
Balance at September 30, 2022	57,568,769	$58	$3,385,539	$(6,129)	$(2,250,414)	$1,129,054

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2023
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance at December 31, 2022	57,854,559	$58	$3,453,066	$(3,719)	$(2,452,889)	$996,516
Net loss	—	—	—	—	(523,403)	(523,403)
Issuance of common stock and warrants, net of issuance costs	11,288,336	11	332,504	—	—	332,515
Share-based compensation expense	—	—	130,913	—	—	130,913
Issuance of common stock from ESPP	105,352	—	3,328	—	—	3,328
Issuance of common stock under equity incentive plans	863,062	1	4,426	—	—	4,427
Unrealized gain on investments	—	—	—	2,175	—	2,175
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Balance at September 30, 2023	70,111,309	$70	$3,924,237	$(1,550)	$(2,976,292)	$946,465

Nine Months Ended September 30, 2022
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

	Shares	Amount
Balance at December 31, 2021	55,356,904	$55	$3,099,937	$9,068	$(1,712,022)	$1,397,038
Net loss	—	—	—	—	(538,392)	(538,392)
Issuance of common stock under ATM, net of issuance costs	1,880,097	2	155,009	—	—	155,011
Share-based compensation expense	—	—	124,581	—	—	124,581
Issuance of common stock from ESPP	29,891	—	995	—	—	995
Issuance of common stock under equity incentive plans	301,877	1	5,017	—	—	5,018
Unrealized loss on investments	—	—	—	(5,712)	—	(5,712)
Foreign currency translation adjustment	—	—	—	(9,485)	—	(9,485)
Balance at September 30, 2022	57,568,769	$58	$3,385,539	$(6,129)	$(2,250,414)	$1,129,054

See accompanying notes

MIRATI THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(523,403)	$(538,392)
Non-cash adjustments reconciling net loss to operating cash flows
Change in fair value on long-term investment	(94)	6,336
Depreciation and amortization expense	3,297	2,038
Amortization of premium and accretion of discounts on investments	(16,480)	(151)
Share-based compensation expense	130,913	124,581
Loss on disposal of property and equipment	—	294
Foreign currency adjustments	—	(9,485)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,786)	—
Inventory	(17,136)	—
Other current assets	(3,600)	(8,149)
Other long-term assets	(3,174)	(2,009)
Right-of-use asset	1,056	1,220
Lease liability	(1,282)	4,039
Accounts payable, accrued liabilities and other liabilities	(21,606)	(22,092)
Cash flows used in operating activities	(465,295)	(441,770)
Investing activities:
Purchases of short-term investments	(705,418)	(719,371)
Sales and maturities of short-term investments	854,934	889,918
Purchases of property and equipment	(1,027)	(4,041)
Cash flows provided by investing activities	148,489	166,506
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	332,515	155,011
Proceeds from issuance of common stock under equity incentive plans	4,427	5,018
Proceeds from issuance of common stock from employee stock purchase plan	3,328	995
Cash flows provided by financing activities	340,270	161,024
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—
Increase (decrease) in cash, cash equivalents and restricted cash	23,458	(114,240)
Cash, cash equivalents and restricted cash, beginning of period	235,880	413,703
Cash, cash equivalents and restricted cash, end of period	$259,338	$299,463

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$258,718	$298,843
Restricted cash included in other long-term assets	620	620
Total cash, cash equivalents and restricted cash	$259,338	$299,463

Supplemental disclosures of non-cash investing activities:
Accrued capital expenditures	$—	$367

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

Agreement and Plan of Merger

On October 8, 2023, the Company announced it entered into an Agreement and Plan of Merger (“Merger Agreement”) with Bristol-Myers Squibb Company, a Delaware corporation (“BMS”), and Vineyard Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of BMS (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of BMS. Refer to footnote 12, Subsequent Events, for more information.

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

Accounts Receivable, net

Accounts receivable, net consists of trade receivables which are amounts due from customers related to product sales. The Company records trade receivables net of chargebacks, invoice discounts, distribution service fees and any allowances for doubtful accounts for potential credit losses. An allowance for doubtful accounts is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period. As of September 30, 2023 and December 31, 2022, the Company determined an allowance for doubtful accounts was not required.

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

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. The Company performs an assessment of recoverability of capitalized inventory during each reporting period based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life, and writes down any excess, obsolete or unsaleable inventory to its estimated realizable value in the period which the impairment is first identified. Such write downs, should they occur, are charged to cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, the Company did not identify any impaired inventory.

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

The following table presents the weighted-average number of common share equivalents, calculated using the treasury stock method, as well as certain shares that are contingently issuable, not included in the calculation of diluted net loss per share due to the anti-dilutive effect of the securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options	470,042	1,178,854	584,908	1,260,178
Common stock warrants	8,227,412	7,605,708	7,815,174	7,605,716
Unvested restricted stock units and performance stock units	2,986,911	1,872,911	3,165,184	1,399,300
Total	11,684,365	10,657,473	11,565,266	10,265,194

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

3.    Investments

The following tables summarize the Company’s short-term investments (in thousands):

		As of September 30, 2023
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$131,273	$—	$(387)	$130,886
Commercial paper	1 year or less	275,067	2	(328)	274,741
U.S. Agency bonds	2 years or less	244,277	52	(689)	243,640
U.S. Treasury bills	2 years or less	68,606	—	(157)	68,449
		$719,223	$54	$(1,561)	$717,716

		As of December 31, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	2 years or less	$95,195	$—	$(662)	$94,533
Commercial paper	1 year or less	443,489	65	(811)	442,743
U.S. Agency bonds	2 years or less	90,351	22	(434)	89,939
U.S. Treasury bills	2 years or less	223,216	8	(1,862)	221,362
		$852,251	$95	$(3,769)	$848,577

The Company has classified all of its short-term investments as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and therefore, they are carried at fair value. As of September 30, 2023 and December 31, 2022, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of September 30, 2023 and December 31, 2022, no allowance for credit losses was recorded. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

The long-term investment balance of $3.6 million and $3.5 million as of September 30, 2023 and December 31, 2022, respectively, is comprised of 588,235 shares of ORIC Pharmaceuticals, Inc. (“ORIC”) common stock which were acquired in 2020. As of September 30, 2023 and December 31, 2022, the investment is carried at fair value based on the closing price of ORIC’s common stock on the last trading day of the reporting period. The Company recorded a loss of $1.0 million and a gain of $0.1 million for the three and nine months ended September 30, 2023, respectively, and losses of $0.8 million and $6.3 million for the three and nine months ended September 30, 2022, respectively, within other income, net in the condensed consolidated statements of operations and comprehensive loss. The Company currently does not intend to sell ORIC shares within 12 months from September 30, 2023. See Note 4 for additional information related to the investment in ORIC.

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

The following tables summarize the assets measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$36,038	$36,038	$—	$—
Money market funds	155,536	155,536	—	—
U.S. Treasury bills	47,213	47,213	—	—
Commercial paper	19,931	—	19,931	—
Total cash and cash equivalents	258,718	238,787	19,931	—

Short-term investments:
U.S. Treasury bills	68,449	68,449	—	—
Corporate debt securities	130,886	—	130,886	—
Commercial paper	274,741	—	274,741	—
U.S. Agency bonds	243,640	—	243,640	—
Total short-term investments	717,716	68,449	649,267	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	3,559	3,559	—	—

Total	$979,993	$310,795	$669,198	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$53,033	$53,033	$—	$—
Money market funds	174,262	174,262	—	—
U.S. Agency bonds	7,965	—	7,965	—
Total cash and cash equivalents	235,260	227,295	7,965	—

Short-term investments:
U.S. Treasury bills	221,362	221,362	—	—
Corporate debt securities	94,533	—	94,533	—
Commercial paper	442,743	—	442,743	—
U.S. Agency bonds	89,939	—	89,939	—
Total short-term investments	848,577	221,362	627,215	—

Long-term investment:
ORIC Pharmaceuticals, Inc.	3,465	3,465	—	—

Total	$1,087,302	$452,122	$635,180	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2023 and December 31, 2022. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

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

Other than the investment in ORIC described above, there were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023 and 2022.

5.    Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$4,060	$—
Work-in-process	15,046	2,994
Finished goods	1,050	26
Total inventory	$20,156	$3,020

The Company’s capitalized inventory consists of costs incurred subsequent to FDA approval of KRAZATI in December 2022. There were no inventory write downs during the three and nine months ended September 30, 2023.

6.    Other Current Assets and Other Long-Term Assets

Other current assets and other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Other current assets:
Prepaid expenses	$19,361	$15,207
Deposits and other receivables	2,085	3,162
Interest receivables	3,393	2,870
Total other current assets	$24,839	$21,239

Other long-term assets:
Deposits and prepaid expenses	$24,199	$21,025
Restricted cash	620	620
Total other long-term assets	$24,819	$21,645

7.    Intangible asset, net

Intangible asset, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Gross carrying value	$15,000	$15,000
Less: Accumulated amortization	(862)	(86)
Intangible asset, net	$14,138	$14,914

The Company has a finite-lived intangible asset, resulting from the capitalization of a milestone payment under the license and collaboration agreement with Array BioPharma, Inc. (“Array,” acquired by Pfizer Inc. (“Pfizer”) in July 2019), in connection with the Company’s first commercial sale of KRAZATI in the U.S. in December 2022 (see Note 9). The Company began amortizing the intangible asset in December 2022 over a 14.5-year period based on KRAZATI’s expected patent life, which is considered to be KRAZATI’s useful life. The Company incurred amortization expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, which was included in cost of product revenue -

intangible asset amortization in the condensed consolidated statements of operations and comprehensive loss. No amortization expense was recorded for the three and nine months ended September 30, 2022.

As of September 30, 2023, the estimated future amortization expense associated with the Company’s intangible asset is as follows (in thousands):

Remainder of 2023	$258
2024	1,034
2025	1,034
2026	1,034
2027	1,034
Thereafter	9,744
Total	$14,138

8.    Accrued Liabilities and Other Liabilities

Accrued liabilities and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued liabilities:
Accrued clinical expense	$35,184	$37,604
Accrued manufacturing expense	5,310	6,605
Accrued development expense	5,006	20,107
Accrued compensation and benefits	34,495	40,208
Accrued commercial expense	2,920	3,941
Accrued royalty expense	1,187	—
Accrued adjustments to product revenue	2,772	152
Lease liability (current)	8,020	7,844
Other accrued expenses	4,524	4,126
Total accrued liabilities	$99,418	$120,587

Other liabilities	$3,661	$3,022

Other liabilities as of September 30, 2023 and December 31, 2022 consisted primarily of clinical trial-related liabilities.

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

The Company recognized $1.3 million and $3.0 million of product revenue, net related to sales of KRAZATI to a third-party commercial customer for its clinical trials during the three and nine months ended September 30, 2023, respectively. This revenue is recognized net of the Company’s best estimate of trade allowances.

As of September 30, 2023 and December 31, 2022, the Company’s accounts receivable balances of $14.7 million and $0.9 million, respectively, on the condensed consolidated balance sheets consisted of KRAZATI product sales receivable, net of chargebacks, discounts and allowances of $1.0 million and $0.1 million, respectively.

As of September 30, 2023 and December 31, 2022, the Company’s government and commercial rebates, program incentives and provision for product returns totaled $2.8 million and $0.2 million, respectively, and are included in accrued liabilities on the condensed consolidated balance sheets.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply sitravatinib for clinical development in the BeiGene Licensed Territory represents a distinct performance obligation, and the $0.5 million initial supply obligation was fully recognized as license and collaboration revenues as of December 31, 2020. Although the initial performance obligation was satisfied, BeiGene may request additional sitravatinib in the future for clinical development in the BeiGene Licensed Territory. No revenue related to this performance obligation was recognized for the three and nine months ended September 30, 2023 or 2022.

Milestone Payments. The Company is entitled to development milestones under the BeiGene Agreement and certain regulatory milestone payments which are paid upon receipt of regulatory approvals within the BeiGene Licensed Territory. No milestone payments were earned during the three and nine months ended September 30, 2023 or 2022. The Company evaluated whether the remaining milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. Therefore, these payments have been fully constrained and are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2023 or 2022.

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

Under these agreements, following the joint discovery periods, which have since concluded, the Company exercised its options to retain exclusive worldwide licenses to develop, manufacture and commercialize inhibitors of KRAS G12C and KRAS G12D, including, but not limited to, adagrasib and MRTX1133. Under each agreement, Pfizer is entitled to potential development milestone payments of up to $9.3 million from the Company, and tiered sales milestone payments of up to $337.0 million based upon worldwide net sales, and tiered royalties in the high single digits to mid-teens on worldwide net sales of products arising from the collaborations. Under the agreements, the Company has incurred an aggregate of $10.5 million in development milestone payments and a $15.0 million commercial milestone payment relating to the first sale of KRAZATI in the U.S. from inception through September 30, 2023. The $15.0 million milestone payment relating to the first commercial sale of KRAZATI in the U.S. was capitalized as an intangible asset as of December 31, 2022 (see Note 7).

During the three and nine months ended September 30, 2023, the Company incurred zero and $1.0 million, respectively, in development milestone payments, for initiation of the first Phase 1 trial for MRTX1133 which was recorded as a research and development expense in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2023, the Company also incurred $1.2 million and $2.6 million, respectively, of royalties on net sales of KRAZATI which were recorded as cost of product revenue in the condensed consolidated statement of operations and comprehensive loss. No expenses were incurred under these agreements with Pfizer during the three and nine months ended September 30, 2022.

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

The Shares are carried at fair value and are recorded on the condensed consolidated balance sheet as a long-term investment. Any change in fair value is recorded within other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

Manufacturing Supply Services.  The Company’s initial obligation to supply adagrasib for clinical development in the Zai Licensed Territory represents a distinct performance obligation. As such, the Company will recognize revenue when Zai obtains control of the goods. The Company recognized zero and $1.2 million of revenue related to this performance obligation for the three and nine months ended September 30, 2023, respectively. The Company recognized $0.3 million and $1.4 million of revenue related to this performance obligation for the three and nine months ended September 30, 2022, respectively. The Company may also become responsible for manufacturing adagrasib for commercial supply and will receive reimbursement that approximates stand-alone selling prices.

Milestone Payments. The Company is entitled to development milestone payments and certain regulatory and sales milestone payments which are paid upon achievement of the development milestones, upon receipt of regulatory approvals and annual net sales thresholds within the Zai Licensed Territory under the Zai Agreement. No milestone payments were earned during the three and nine months ended September 30, 2023. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China during the three months ended September 30, 2022. The Company earned a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the first indication in China and a $5.0 million milestone payment related to the initiation of the first pivotal clinical trial of adagrasib for the second indication in China during the nine months ended September 30, 2022. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained and therefore are not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties.  As the license is deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2023 or 2022.

10.    Shareholders’ Equity

Sale of Common Stock

In August 2023, the Company sold 11,288,336 shares of its common stock at a public offering price of $27.80 per share and sold warrants to purchase up to 1,121,736 shares of its common stock at a public offering price of $27.799 per warrant. After deducting underwriter discounts and offering expenses, the Company received net proceeds from the transaction of $332.5 million. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase shares of common stock may not be exercised if certain holders' ownership of the Company’s common stock would exceed 4.99 percent for certain holders, and 9.99 percent for other holders, following such exercise.

At the Market Facility

On July 2, 2020, the Company entered into a sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. On July 2, 2021, the Company entered into an amended and restated sales agreement pursuant to which the Company may, from time to time, sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million. During the three and nine months ended September 30, 2023, no shares of common stock were issued and sold under this sales agreement. As of September 30, 2023, the Company has issued and sold an aggregate of 1,880,097 shares of common stock pursuant to this sales agreement generating net proceeds of $155.0 million.

Share-based Compensation

Total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$19,480	$28,276	$62,518	$77,343
Selling, general and administrative expense	25,073	14,716	68,395	47,238
	$44,553	$42,992	$130,913	$124,581

Issuances Under Equity Incentive Plans

During the three and nine months ended September 30, 2023, 483,741 and 863,062 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $2.2 million and $4.4 million, respectively. During the three and nine months ended September 30, 2022, 96,041 and 301,877 shares of common stock were issued under the Company’s equity incentive plans, generating net proceeds of $2.1 million and $5.0 million, respectively.

Issuances Under Employee Stock Purchase Plan

On May 11, 2023, an amendment to the Company’s 2013 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s shareholders, to increase the aggregate number of shares of common stock reserved for issuance under the ESPP by 750,000 shares. During the three and nine months ended September 30, 2023, zero and 105,352 shares of common stock were issued under the Company’s ESPP, generating net proceeds of zero and $3.3 million, respectively. During the three and nine months ended September 30, 2022, zero and 29,891 shares of common stock were issued under the Company’s ESPP, generating net proceeds of zero and $1.0 million, respectively.

Warrants

As of September 30, 2023, the following warrants for common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
January 11, 2017	None	$0.001	3,578,036
November 20, 2017	None	$0.001	3,669,360
June 11, 2018	None	$0.001	358,415
August 11, 2023	None	$0.001	1,121,736
			8,727,547

No warrants were exercised during the three and nine months ended September 30, 2023 or 2022.

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

The Amended and Restated Lease is considered to be an operating lease, and the Company used a discount rate of 12% to calculate the value of its lease payments over the Lease Term. As of September 30, 2023, the condensed consolidated balance sheet includes an operating right-of-use asset of $35.1 million and a total operating lease liability of $50.2 million, of which $8.0 million is a current lease liability and included in accrued liabilities, and $42.2 million is included in non-current lease liability. As of December 31, 2022, the condensed consolidated balance sheet includes an operating right-of-use asset of $36.1 million and a total operating lease liability of $51.5 million, of which $7.8 million is a current lease liability and included in accrued liabilities, and $43.7 million is included in non-current lease liability. For the three and nine months ended September 30, 2023, the Company recorded operating lease expense of $2.0 million and $5.9 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded operating lease expense of $2.0 million and $5.7 million, respectively.

As of September 30, 2023, the approximate future minimum lease payments under the Amended and Restated Lease are as follows (in thousands):

Operating Lease
Remainder of 2023	$1,975
2024	8,080
2025	8,322
2026	8,572
2027	8,829
Thereafter	50,857
Total operating lease payments(†)	86,635
Less: Amount representing interest	(36,412)
Total lease liability	$50,223
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

12.    Subsequent Events

Agreement and Plan of Merger

On October 8, 2023, we entered into the Merger Agreement with BMS and Merger Sub, providing for the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of BMS.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (“Company common stock”) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares and Dissenting Shares) will automatically be converted into the right to receive (i) cash in an amount equal to $58.00, without interest and subject to any applicable tax withholdings (the “Closing Consideration”) and (ii) one contingent value right (a “CVR”) representing the right to receive $12.00 in cash, without interest and subject to any applicable tax withholdings, if a specified milestone is achieved, pursuant to the CVR Agreement (as defined in the Merger Agreement).

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Material Adverse Effect with respect to the Company having occurred since the signing of the Merger Agreement, the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) applicable to the Merger or of any commitments by the parties not to consummate the Merger before a certain date under a timing agreement, the obtainment of any clearance or affirmative approvals applicable to the Merger under the antitrust and foreign direct investment laws of other applicable jurisdictions, and the adoption of the Merger Agreement by holders of Company common stock representing at least a majority of the Company’s common stock entitled to vote thereon. Following completion of the Merger, the Company’s common stock will no longer be publicly listed.

The Merger Agreement contains certain termination rights for the Company and BMS. If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay BMS a fee of $168 million. If the Merger Agreement is terminated under other specified circumstances, BMS will be required to pay the Company a fee of $240 million.

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

Plan of Merger

On October 8, 2023, we entered into the Merger Agreement with BMS and Merger Sub, providing for the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of BMS.

At the Effective Time, each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares and Dissenting Shares) will automatically be converted into the right to receive (i) the $58.00 Closing Consideration and (ii) one CVR representing the right to receive $12.00 in cash, without interest and subject to any applicable tax withholdings, if a specified milestone is achieved, pursuant to the CVR Agreement.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Material Adverse Effect with respect to the Company having occurred since the signing of the Merger Agreement, the expiration or termination of any waiting periods under the HSR Act applicable to the Merger or of any commitments by the parties not to consummate the Merger before a certain date under a timing agreement, the obtainment of any clearance or affirmative approvals applicable to the Merger under the antitrust and foreign direct investment laws of other applicable jurisdictions, and the adoption of the Merger Agreement by holders of Company common stock representing at least a majority of the Company’s common stock entitled to vote thereon.

We anticipate the Merger and the other transactions contemplated by the Merger Agreement to close by the first half of 2024. Following completion of the Merger, the Company’s common stock will no longer be publicly listed.

The Merger Agreement contains certain termination rights for us and BMS. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay BMS a fee of $168 million. If the Merger Agreement is terminated under other specified circumstances, BMS will be required to pay us a fee of $240 million.

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

Approval of KRAZATI

On December 12, 2022, we received accelerated approval by the FDA for KRAZATI, a targeted treatment option for adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. In connection with the accelerated approval, we are required to complete KRYSTAL-12 and other post-marketing commitments. The NDA was reviewed by the FDA for Accelerated Approval (Subpart H), which allows for the approval of drugs that treat serious conditions, and that fill an unmet medical need based on a surrogate endpoint. In addition, this application was reviewed under the FDA Real-Time Oncology Review pilot program, which aims to explore a more efficient review process that ensures safe and effective treatments are made available to patients as early as possible, and achieved Breakthrough Therapy Designation for patients with NSCLC who harbor the KRAS G12C mutation following prior systemic therapy, and Breakthrough Therapy Designation for patients with advanced CRC whose cancer has progressed following prior treatment with chemotherapy and an anti-VEGF therapy. In April 2022, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for adagrasib for the treatment of patients with NSCLC harboring the KRAS G12C mutation who have received at least one prior systemic therapy. On July 21 2023, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a negative opinion on the application for conditional marketing authorisation for KRAZATI, for the treatment of KRAS G12C-mutated advanced non-small cell lung cancer. The evaluation of the full MAA is not impacted and will be considered by the CHMP following the data from KRYSTAL-12, a Phase 3 clinical study of adagrasib versus docetaxel in second line NSCLC patients. On July 27, 2023, we submitted a request for re-examination to the CHMP. The Company also has an Expanded Access Program for KRAZATI for the treatment of eligible patients with KRAS G12C-mutated cancers regardless of tumor type in Europe. On November 3, 2023, the United Kingdom Medicines and Healthcare Products Regulatory Agency granted conditional marketing authorization approval for KRAZATI as a monotherapy for the treatment of adult patients with KRAS G12C-mutated advanced NSCLC and have progressive disease after prior therapy with, or intolerance to, platinum-based chemotherapy and/or anti-PD-1/PD-L1 immunotherapy.

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

On September 9, 2023, we presented two-year follow-up data from a pooled analysis of the Phase 1/1b Cohort and Phase 2 Cohort A from the KRYSTAL-1 study evaluating adagrasib in patients with NSCLC harboring a KRASG12C mutation.

•In the pooled analysis, adagrasib demonstrated durable efficacy with a median OS of 14.1 months and a 2-year OS rate of 31% in patients with previously treated KRASG12C-mutated NSCLC.

•Exploratory analyses suggested clinical benefit in patients with treated, stable CNS metastases at baseline with clinical benefit noted across most baseline co-mutations.

•The safety and tolerability observed in this pooled analysis was consistent with what was reported with the Phase 2 cohort of KRYSTAL-1 noted above.

•Hepatotoxicity was not observed in any patients who received adagrasib within 30 days of prior immunotherapy and, overall, there was a low rate of grade 3 or higher hepatoxicity.

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

On October 20, 2023, we presented updated preliminary results from the KRYSTAL-7 Phase 2 trial evaluating adagrasib (400mg twice daily) concurrently combined with pembrolizumab in patients for the treatment of first-line NSCLC harboring a KRAS G12C mutation across all PD-L1 subgroups as of the data cutoff date of June 19, 2023.

•148 patients were enrolled and evaluable for safety with a median follow-up of 8.7 months. There were two Grade 5 TRAEs, one each of pneumonitis and pneumonia. Immune-related TRAEs of any grade occurred in 18% of patients and grade ≥3 occurred in 5% of patients. TRAEs led to discontinuation of adagrasib in 6% of patients and pembrolizumab in 11% of patients. 4% of patients discontinued both drugs due to TRAEs.

•Treatment-related hepatic events occurred in <10% of patients, and no patient discontinued both adagrasib and pembrolizumab due to ALT/AST increase or hepatic TRAEs.

•In patients with TPS scores of ≥50% (n=51), adagrasib plus pembrolizumab demonstrated promising preliminary clinical activity with an ORR in the full analysis set of 63%. Of patients who experienced any grade hepatotoxicity, ORR was 70%.

•As of the data cutoff date, neither the median DOR nor median PFS had been reached.

KRYSTAL-17

In the second quarter of 2023, we initiated an additional cohort in KRYSTAL-17, a Phase 2 clinical trial, evaluating adagrasib in combination with pembrolizumab and chemotherapy in patients with advanced first line NSCLC with TPS < 50%. Safety and preliminary efficacy data from this study will inform further development plans in patients with TPS < 50%.

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

MRTX0902, a selective SOS1 inhibitor

MRTX0902 is a potent, selective SOS1 inhibitor, designed to improve anti-tumor efficacy in combination with targeted RAS/mitogen-activated protein kinase (“MAPK”)-pathway and/or receptor tyrosine kinase (“RTK”) inhibitors. MRTX0902 disrupts the KRAS-SOS1 interaction and shifts the equilibrium of KRAS from an active to inactive state. The SOS protein is a guanine nucleotide exchange factor (“GEF”) that facilitates the ability of KRAS to turnover from its GDP-loaded “off” state to its GTP-loaded “on” state, a critical step to enable productive KRAS effector binding and activation of downstream signaling. MRTX0902 has the potential to limit cancer growth arising from a variety of mutations (e.g. KRAS or EGFR) that result in activation of the KRAS pathway. MRTX0902 exhibits favorable potency, selectivity and oral exposure characteristics and shows improved anti-tumor efficacy in combination with inhibitors of KRAS, MEK, and EGFR in pre-clinical models. We filed an IND with the FDA for MRTX0902 and received Notice to Proceed authorization from FDA in August 2022. In the fourth quarter of 2022, we initiated a Phase 1/2 multiple expansion cohort trial with MRTX0902. In December 2022, the FDA granted Fast Track Designation to MRTX0902. In July 2023, we initiated a cohort within the Phase 1/2 trial evaluating the combination of MRTX0902 plus adagrasib.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Product revenue, net	$16,400	$—	$16,400	$36,056	$—	$36,056
License and collaboration revenues	—	5,431	(5,431)	1,201	11,502	(10,301)
Cost of product revenue	1,428	—	1,428	3,011	—	3,011
Cost of product revenue - intangible asset amortization	259	—	259	776	—	776
Research and development expenses	114,766	131,076	(16,310)	365,636	390,391	(24,755)
Selling, general and administrative expenses	72,001	60,798	11,203	220,981	168,977	52,004
Other income, net	10,150	13,136	(2,936)	29,744	9,728	20,016
Income tax expense	—	254	(254)	—	254	(254)

Product revenue, net

Product revenue, net relates to sales of KRAZATI, which received approval by the FDA and launched commercially in the U.S. in December 2022. Product revenue, net for the three and nine months ended September 30, 2023 was $16.4 million and $36.1 million, respectively. During the three and nine months ended September 30, 2023, $1.3 million and $3.0 million, respectively, of product revenue, net relates to sales of KRAZATI to a third-party commercial customer for its clinical trials. There was no product revenue for the three and nine months ended September 30, 2022.

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

The Company earned zero and $1.2 million of license and collaboration revenue during the three and nine months ended September 30, 2023, respectively, related to clinical supply revenue under the Zai Agreement. The Company earned $5.0 million and $10.0 million in milestone payments under the Zai Agreement for the three and nine months ended September 30, 2022, respectively, and earned $0.3 million and $1.4 million related to clinical supply revenue under the Zai Agreement for the three and nine months ended September 30, 2022, respectively.

Cost of product revenue

Cost of product revenue for the three and nine months ended September 30, 2023 was $1.4 million and $3.0 million, respectively, and consisted of product manufacturing and distribution costs for KRAZATI and royalties incurred on net sales of KRAZATI owed to our collaborative partner. Product sold during the three and nine months ended September 30, 2023 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of KRAZATI, which favorably impacted our cost of product revenue for the three and nine months ended September 30, 2023. Had the previously expensed inventory been capitalized and recognized when sold, our total cost of product revenue with these manufacturing costs included for the three and nine months ended September 30, 2023 would have increased by approximately $1.7 million and $4.5 million, respectively. We will continue to have a lower cost of product revenue that excludes the cost of active pharmaceutical ingredient that was produced prior to FDA approval, which we expect to be the case for the near-term, and we do not expect our cost of product revenue for KRAZATI to increase significantly as a percentage of product revenue, net in future periods as we continue to produce inventory for future sales. As KRAZATI was approved in December 2022, there was no cost of product revenue for the three and nine months ended September 30, 2022.

Cost of product revenue - intangible asset amortization

Cost of product revenue - intangible asset amortization for the three and nine months ended September 30, 2023 was $0.3 million and $0.8 million, respectively, and represents the amortization expense attributable to our finite-lived intangible asset, which resulted from the capitalization of a milestone payment due under a license and collaboration agreement relating to the first commercial sale of KRAZATI in the U.S. There was no cost of product revenue - intangible asset amortization for the three and nine months ended September 30, 2022.

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

Our research and development efforts during the three and nine months ended September 30, 2023 and 2022 were focused on our clinical development programs and our preclinical programs. The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Third-party research and development expenses:
Clinical development programs:
Adagrasib	$43,840	$42,488	$1,352	$134,376	$131,214	$3,162
MRTX1719	3,768	2,071	1,697	7,985	5,718	2,267
MRTX0902	635	—	635	2,733	—	2,733
MRTX1133	4,136	—	4,136	10,780	—	10,780
Sitravatinib*	6,383	14,663	(8,280)	27,432	46,497	(19,065)
Pre-clinical development programs	5,752	9,441	(3,689)	16,214	26,496	(10,282)
Total third-party research and development expenses	64,514	68,663	(4,149)	199,520	209,925	(10,405)
Salaries and other employee related expense	22,415	26,511	(4,096)	77,832	75,289	2,543
Share-based compensation expense	19,480	28,276	(8,796)	62,518	77,343	(14,825)
Other research and development costs	8,357	7,626	731	25,766	27,834	(2,068)
Research and development expense	$114,766	$131,076	$(16,310)	$365,636	$390,391	$(24,755)

*On May 24, 2023, we announced that the SAPPHIRE study did not meet its primary endpoint of overall survival at the final analysis. We do not currently have plans to pursue further clinical development of sitravatinib.

Research and development expenses for the three and nine months ended September 30, 2023 were $114.8 million and $365.6 million, respectively, compared to $131.1 million and $390.4 million for the same periods in 2022, respectively.

The decrease of $16.3 million and $24.8 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively, primarily related to a decrease in third-party research and development costs, driven by a decrease in sitravatinib clinical development costs as we completed enrollment in our SAPPHIRE Phase 3 clinical trial in the second quarter of 2022 and we are no longer pursuing further clinical development of sitravatinib after the study did not meet its primary endpoint. Additionally, there was a decrease in share-based compensation due to a decrease in the fair value of equity grants awarded during the period and a decrease in headcount in the three months ended September 30, 2023. This decrease was partially offset by increases in our earlier stage clinical development programs such as MRTX1133 which began a Phase 1 clinical trial in the first quarter of 2023.

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

Selling, general and administrative expenses for the three and nine months ended September 30, 2023 were $72.0 million and $221.0 million compared to $60.8 million and $169.0 million for the same periods in 2022, respectively. The increase of $11.2 million and $52.0 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively, was primarily due to an increase in headcount-related costs, including share-based compensation and salaries, and commercial-related costs to support the marketing and sales of KRAZATI.

Other Income, Net

Other income for the three months ended September 30, 2023 was $10.2 million, compared to $13.1 million for the same period in 2022. The decrease of $2.9 million was primarily due to a $9.5 million gain recognized on reorganization of one of our subsidiaries in the three months ended September 30, 2022, which represented the cumulative foreign currency translation gain within accumulated other comprehensive income, and was partially offset by an increase of $6.9 million in interest income in the three months ended September 30, 2023 compared to the same period in 2022.
Other income for the nine months ended September 30, 2023 was $29.7 million, compared to $9.7 million for the same period in 2022. The increase of $20.0 million was primarily due to an increase of $22.9 million in interest income and a favorable impact of $6.4 million from the change in the fair value of the long-term investment in ORIC. The increase was partially offset by a $9.5 million gain recognized on reorganization of one of our subsidiaries, which represented the cumulative foreign currency translation gain within accumulated other comprehensive income in the nine months ended September 30, 2022.

Liquidity and Capital Resources

We regularly evaluate our liquidity and capital resources, including our access to external capital, to ensure we can adequately meet our principal cash requirements, which include funding research and development programs, including discovery research, preclinical and clinical development activities, commercial operating costs and commitments.

Sources of Liquidity

On October 8, 2023, we announced that we entered into the Merger Agreement with BMS and Merger Sub. In that agreement, we have agreed to various covenants, including, among others, agreements to conduct our business in the ordinary course consistent with past practice in all material respects during the period between the execution of the Merger Agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, or agree or commit to take, certain actions without BMS’s consent, including, but not limited to: (i) acquiring businesses and disposing significant assets; (ii) incurring capital expenditures above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness; and (v) repurchasing or paying dividends on ordinary shares. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements. The discussion that follows assumes the Merger is not consummated and we continue to operate as an independent entity.

To date, we have funded our operations primarily through the sale of our common stock, pre-funded warrants to purchase our common stock, and, through up-front payments, research funding and milestone payments under collaborative arrangements. Upon the approval of KRAZATI, we also began funding our operations through the sale of KRAZATI.

As of September 30, 2023, we had $976.4 million of cash, cash equivalents and short-term investments compared to $1.1 billion as of December 31, 2022.

In August 2023, we completed a public offering of our common stock and warrants that generated net proceeds of $332.5 million. In 2022, we received net proceeds of $155.0 million from the issuance and sale of 1,880,097 shares of our common stock under our At the Market Facility (the “Sales Agreement”). Pursuant to the Sales Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $500.0 million. As of September 30, 2023, approximately $345.0 million remained available for issuance under the Sales Agreement.

Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and short-term investments will provide us with sufficient liquidity to finance our cash requirements for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities and the commercial launch of KRAZATI. To date, we have generated minimal product revenue. If the Merger is not timely consummated, we will likely need to raise additional capital to fund future operations. The amount and timing of future funding requirements will depend on many factors, including if and when the Merger is consummated, the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related selling, general and administrative support. If the Merger is not timely consummated, we anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. As a result of adverse geopolitical and macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

Uses of Liquidity

Our future funding requirements will depend on the outcome of the proposed Merger with BMS.

If the Merger is not successful, and we continue to operate as a stand-alone entity, we expect that we will continue to utilize our capital to fund research and development activities as well as commercialization activities associated with our approved drug. We invest a significant amount of capital in preclinical and clinical development costs, including the cost of manufacturing our product candidates and commercially available drug.

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

Contractual Obligations

Our principal commitments as of September 30, 2023 include both short and long-term future obligations.

Merger Agreement

On October 8, 2023, we entered into the Merger Agreement with BMS. If we are unable to satisfy certain closing conditions under the Merger Agreement, or if other mutual closing conditions are not satisfied, BMS will not be obligated to complete the Merger. Under certain circumstances detailed in the Merger Agreement, we could be required to pay BMS a termination fee of $168 million.

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

Historical Cash Flows

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(465,295)	$(441,770)
Net cash provided by investing activities	148,489	166,506
Net cash provided by financing activities	340,270	161,024
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$23,458	$(114,240)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $465.3 million, compared to net cash used of $441.8 million for the same period in 2022, an increase of $23.5 million. Cash used in operating activities during 2023 primarily related to our net loss of $523.4 million, adjusted for non-cash items such as non-cash share-based compensation expense of $130.9 million and net cash outflows from a change in our operating assets and liabilities of $59.5 million. Cash used in operating activities during 2022 primarily related to our net loss of $538.4 million, adjusted for non-cash share-based compensation expense of $124.6 million and net cash outflows from a change in our operating assets and liabilities of $27.0 million.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2023 and 2022 were inflows of $148.5 million and $166.5 million, respectively, and reflect the sales and maturities of short-term investments, offset by purchases of short-term investments and property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $340.3 million and $161.0 million, respectively, and consisted primarily of $332.5 million of net proceeds received from the issuance of common stock and warrants in a public offering in August, 2023, and $155.0 million of net proceeds received from the sale of our common stock under the amended and restated sales agreement during the nine months ended September 30, 2022, respectively.

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

Because of the short-term maturities of our cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. If a 10% change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management has concluded that as of September 30, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level and we believe the condensed consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2023 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

Summary of Risk Factors

•Risks Related to the Pending Transaction with BMS
◦We may not complete the pending transaction with BMS within the time frame we anticipate or at all, including because of the failure to satisfy required closing conditions under the Merger Agreement. This could have an adverse effect on our business, financial results, and/or operations.
◦The pendency of the transaction with BMS could adversely affect our business, financial results and/or operations, including by adversely affecting business relationships with employees and third parties and by diverting the attention of management from day-to-day operations.
◦While the Merger Agreement is in effect, we are subject to restrictions on our business activities, which may prevent us from pursuing strategic business opportunities and taking other actions we may consider advantageous.
◦In certain instances, the Merger Agreement requires us to pay a termination fee to BMS, which could require us to use available cash that would have otherwise been available for general corporate purposes.
◦We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with BMS.

•Risks Related to our Business and Industry
▪Our prospects are highly dependent on the successful commercialization of KRAZATI, which received marketing approval in December 2022 from the U.S. Food and Drug Administration (“FDA”), for the treatment of adult patients with previously treated KRAS G12C-mutated non-small cell lung cancer (“NSCLC”) who have received prior systemic therapy. To the extent KRAZATI is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.
▪Other than KRAZATI, our research and development programs and product candidates are in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our other product candidates.
▪Our product candidates, as well as KRAZATI, are subject to extensive regulation, which can be costly and time consuming, cause delays, or prevent approval of such product candidates for commercialization.
▪Prior to KRAZATI, we have not, as an organization, launched or commercialized a product. If we are unable to effectively commercialize KRAZATI, we may not be able to generate meaningful product revenues.
▪KRAZATI may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.
▪If we fail to obtain coverage and adequate reimbursement for KRAZATI or other future products, our revenue-generating ability will be diminished and there is no assurance that the anticipated market for our products will be sustained.
▪If our competitors develop and market products that are more effective than KRAZATI or our other product candidates, they may reduce or eliminate our commercial opportunity.

▪We rely upon third-party contractors and service providers for the execution of some aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.
▪Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product label, including KRAZATI's, or result in significant negative consequences following marketing approval, if any.
▪We are subject to competition for our skilled personnel and may experience challenges in identifying and retaining key personnel that could impair our ability to conduct our operations effectively.

•Risks Related to our Financial Position and Capital Requirements
▪We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs.
▪The Merger Agreement puts certain limitations on our ability to raise capital and finance our operations in the absence of consent from BMS.

•Risks Related to our Intellectual Property
▪We may not obtain adequate protection for our product and product candidates through patents and other intellectual property rights and as such, our competitive advantage in the marketplace may be compromised.

Risks Related to the Pending Transaction with BMS

We may not complete the pending transaction with BMS within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and/or operations.*

On October 8, 2023, the Company announced it entered into the Merger Agreement with BMS and Merger Sub, providing for the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of BMS.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Material Adverse Effect with respect to the Company having occurred since the signing of the Merger Agreement, the expiration or termination of any waiting periods under the HSR Act applicable to the Merger or of any commitments by the parties not to consummate the Merger before a certain date under a timing agreement, the obtainment of any clearance or affirmative approvals applicable to the Merger under the antitrust and foreign direct investment laws of other applicable jurisdictions, and the adoption of the Merger Agreement by holders of Company common stock representing at least a majority of the Company’s common stock entitled to vote thereon. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with BMS will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the transaction will be completed. We could be required to pay BMS a termination fee of $168 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the transaction with BMS could adversely affect our business, financial results and/or operations.*

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-

day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.*

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent BMS’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to BMS, which could require us to use available cash that would have otherwise been available for general corporate purposes.*

Under the terms of the Merger Agreement, we may be required to pay BMS a termination fee of $168 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, in connection with a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with BMS.*

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

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

In the United States and in many other countries, pricing and/or profitability of some or all prescription pharmaceuticals and biopharmaceuticals are subject to varying degrees of government control. In the United States, there has recently been increased government enforcement and government and payor scrutiny relating to drug pricing and price increases. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the Federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices

that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business impacts.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities also subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for administrative fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA and provides a new right for individuals to correct their personal information. Other states have enacted data privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CCPA and become effective in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the UK’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (“EEA”) and the UK. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or 4% of the annual global revenue, in each case, whichever is greater. Further, individuals, classes of data subjects or consumer protection organizations authorized at law to represent their interests may initiate litigation related to our processing of their personal data.

As another example, the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. Additionally, the Swiss Federal Act on Data Protection, or the FADP, applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The FADP has been revised and adopted by the Swiss Parliament. Companies must comply with the revised version of the FADP and its revised ordinances from September 1, 2023, which may result in an increase of costs of compliance, risks of noncompliance and penalties for noncompliance.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries, whose privacy laws it generally believes are inadequate. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business.

Although there are currently various mechanisms by which entities can transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s and UK’s standard contractual clauses and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

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

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, among others); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including, but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse impacts, including, but not limited to interruptions to our operations such as our clinical trials, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; loss of revenue or profits, and harm to our reputation.*

In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data and clinical trial related data), intellectual property and trade secrets (collectively, “sensitive information”).

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase. These threats are becoming increasingly difficult to detect, and come from a variety of sources, such as traditional computer “hackers,” threat actors, “hacktivists,” organized criminal actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, social engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of sensitive information and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, we rely upon third-party service providers and technologies to operate critical business systems and process sensitive information for the hosting, support and/or maintenance of some aspects of our computer hardware, computer software and telecommunications systems, as well as our CROs. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we may suffer adverse consequences. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our drug discovery and development programs may be adversely affected and the further development of our product candidates may be delayed. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/operational activities) or the third-party information technology systems that support us and our operational activities.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our (and third parties upon whom we rely) ability to provide our products and could result in a material disruption of our drug discovery and development programs or theft of our intellectual property. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents.

Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

We devote internal and external resources to implementing security measures to protect our systems and customers, but these security measures cannot provide absolute security. We take steps to detect and remediate vulnerabilities, but we may be unable to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); indemnification obligations; negative publicity; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; litigation (including class claims), damage our brand and reputation, or otherwise events that may materially adversely affect our business, results of operations, and financial condition. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse impacts. Additionally, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee, personnel, or third-party service provider’s use of generative AI technologies.

Further, we cannot be certain that (a) our liability insurance will be adequate or sufficient in type or amount to cover us against claims or mitigate liabilities related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident; (c) that such coverage will continue to be available to us on economically reasonable terms, or at all; or (d) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

Risks Related to Our Financial Position and Capital Requirements

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon development programs or commercialization.*

Our operations have consumed substantial amounts of cash since inception. Our research and development expenses were $114.8 million and $131.1 million for the three months ended September 30, 2023 and 2022, respectively, and $365.6 million and $390.4 million for the nine months ended September 30, 2023 and 2022, respectively. Our net losses for the three months ended September 30, 2023 and 2022 were $161.9 million and $173.6 million, respectively, and $523.4 million and $538.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $3.0 billion. Unless we timely consummate the Merger, we may require substantial additional capital to pursue additional clinical development for our lead clinical programs, including conducting late-stage clinical trials, manufacturing clinical supplies and developing other assets in our pipeline, and to commercialize any of our current product candidates. If the FDA or any foreign regulatory agency, such as the EMA requires that we perform studies or trials in addition to those that we currently anticipate with respect to the development of our product candidates, or repeat studies or trials, or if our clinical trials are otherwise delayed or disrupted, our expenses would further increase beyond what we currently expect. We may not be able to adequately finance our development programs, which could limit our ability to move our programs forward in a timely and satisfactory manner or require us to abandon the programs, any of which would harm our business, financial condition and results of operations. Because successful development of our product candidates is uncertain, we are unable to accurately estimate the actual funds we will require to complete research and development, and commercialize any of our other product candidates.

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

Risks Related to Our Shares of Common Stock

Our principal shareholders control the majority of our shares, and their actions may significantly influence matters submitted to our shareholders for approval and our share price.*

Based on the information available to us as of September 30, 2023, our shareholders and their affiliates who owned more than 5% of our outstanding common stock collectively owned 51.1% of our outstanding common stock. Boxer Capital, LLC (“Boxer Capital”) and its affiliates collectively own 9.5% of our outstanding common stock. In addition, in conjunction with certain financing transactions, we granted Boxer Capital the right to nominate a member of our Board of Directors and the right to appoint an observer on our Board of Directors. In addition, we granted Baker Brothers Advisors, LLC (“Baker Brothers”) the right to appoint an observer on our Board of Directors. Collectively Baker Brothers and Boxer Capital may have significant influence over matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. Furthermore, if Boxer Capital, Baker Brothers, or any other of our major shareholders determine to exit from the industry or from their holdings in us, for whatever reason, the impact on our share price could be detrimental over a prolonged period of time.

Our bylaws, as amended (our “Bylaws”) provide that the Delaware Court of Chancery and other courts located in Delaware are the exclusive forums for certain disputes involving us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or other shareholders.*

Our Bylaws provide that unless we consent to an alternative forum (an “Alternative Forum Consent”), the Delaware Court of Chancery will be the sole and exclusive forum for the following types of actions or proceedings: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law, our certificate of incorporation or our Bylaws (each, as may be amended from time to time), or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware.

Our Bylaws also provide that in the event the Delaware Court of Chancery lacks subject matter jurisdiction over any such action or proceeding described in the prior paragraph, the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware, unless the Delaware Court of Chancery (or such other state or federal court located in Delaware) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction. Our Bylaws further provide that unless we give an Alternative Forum Consent, the federal district courts of the United States of America will, to the fullest extent permitted, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

This choice of forum provision may limit a shareholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our current and former directors, officers, employees, or other shareholders, which may discourage lawsuits with respect to such claims, although our shareholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

ITEM 5.	Other Information

Trading Arrangements

During our last fiscal quarter, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Charles M. Baum, Founder, President and Chief Executive Officer	Adoption	August 25, 2023	X		262,368	August 25, 2025
James G. Christensen, Chief Scientific Officer	Adoption and termination	Adopted August 25, 2023; Terminated October 10, 2023	X		171,022	Terminated
Craig Johnson, Director	Adoption	August 25, 2023	X		18,000	September 8, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

The above referenced trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

ITEM 6.	Exhibits

Exhibit number	Description of document
1.1
Underwriting Agreement, dated as of August 8, 2023, by and between Mirati Therapeutics, Inc. and Goldman Sachs & Co. LLC. (incorporated by reference to Exhibit 1.1. to the registrants Current Report on Form 8-K filed with the SEC on August 9, 2023)

2.1
Agreement and Plan of Merger, dated as of October 8, 2023, by and among Bristol-Myers Squibb Company, Vineyard Merger Sub Inc., and Mirati Therapeutics, Inc.* (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2023)

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013).

3.2	Bylaws (incorporated by reference to Mirati Therapeutics, Inc.’s Registration Statement on Form 10-12B (No. 001-35921), filed with the Securities and Exchange Commission on May 10, 2013).
3.3	Amendment to Bylaws (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2016).
3.4	Amendment to Bylaws (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 10, 2023).
4.1
Form of Common Stock Certificate (incorporated by reference to Mirati Therapeutics, Inc.’s Amended Registration Statement on Form 10-12B/A (No. 001-35921), filed with the Securities and Exchange Commission on June 14, 2013).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2017).
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 16, 2017).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2018).
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference to Mirati Therapeutics, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2023).
10.1	Separation Agreement and Release, dated August 7, 2023, by and between Mirati Therapeutics, Inc. and David Meek.
10.2	Consulting Agreement, dated September 9, 2023, by and between Mirati Therapeutics, Inc. and Laurie Stelzer.
10.3	Consulting Agreement Amendment No 1., dated September 12, 2023, by and between Mirati Therapeutics, Inc. and Laurie Stelzer.
10.4	Consulting Agreement Amendment No 2., dated September 22, 2023, by and between Mirati Therapeutics, Inc. and Laurie Stelzer.
10.5	Employment Agreement, dated June 29, 2022, by and between Mirati Therapeutics, Inc. and Aaron A. Ondrey.
10.6	Severance Policy for Senior Vice Presidents and Vice Presidents, dated October 11, 2022, by and between Mirati Therapeutics, Inc. and Aaron A. Ondrey.
10.7	Position and Compensation Adjustment Letter, dated August 23, 2023, by and between Mirati Therapeutics, Inc. and Aaron A. Ondrey.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRATI THERAPEUTICS, INC.

November 6, 2023	by:	/s/ Charles M. Baum
Charles M. Baum
Founder, President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2023	by:	/s/ Aaron A. Ondrey
Aaron A. Ondrey
Interim Chief Financial Officer
(Principal Financial Officer)